Form 10-Q
period 1995-03-31
KAUFMAN H W FINANCIAL GROUP INC
filed 1995-05-11
CIK 54750

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q
   X   Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
  ---  Act of 1934



For Quarter Ended March 31, 1995                Commission File No.  1-10594

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                      -----------------------------------
             (exact name of registrant as specified in its charter)


              Michigan                                       38-1903339
       ------------------------                         ---------------------
       (State of Incorporation)                           (I.R.S. Employer
                                                         Identification No.)

30833 NORTHWESTERN HIGHWAY
SUITE 220
FARMINGTON HILLS, MI                                               48334
- -----------------------------------------                       -----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (810) 932-9000


Indicated by a check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

As of April 25, 1995 there were 3,123,137 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates (604,316 shares) based upon the closing price of such stock on the American Stock Exchange on April 25, 1995 was approximately $3,323,738.


As of March 31, 1995 there were 3,123,137 shares of Common Stock at a par value of $.0025 per share issued and outstanding.

                      Documents Incorporated by Reference
                      -----------------------------------
                                      NONE

                      H. W. KAUFMAN FINANCIAL GROUP, INC.


                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                      PAGE NUMBER
                                                      ---- ------

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Consolidated Balance Sheets at              2 - 3
              March 31, 1995 and December 31, 1994

              Consolidated Statements of Income for
              the three months ended March 31, 1995
              and 1994                                      4

              Consolidated Statements of Cash Flows for
              the three months ended March 31, 1995
              and 1994.                                   5 - 6


     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Consolidated
              Results of Operations                       7 - 12



PART II.  OTHER INFORMATION

     ITEM 5.  Other Information                             13

                         PART I - FINANCIAL INFORMATION



Item 1. - Financial Statements

The consolidated Financial Statements included herewith have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company's Management, the Financial Statements for three months ended March 31, 1995 and 1994 reflect all adjustments for normal recurring accruals which are necessary to present a fair statement of the results for the period then ended. It is suggested that these Financial Statements be read in conjunction with the audited, consolidated Financial Statements and notes thereto submitted in the Company's Form 10-K filing for the year ended December 31, 1994.

The results for the three months ended March 31, 1995, are not necessarily indicative of the results of the entire year of 1995.

On April 17, 1995, the Company reported a 10% Stock Dividend payable to shareholders of record as of May 1, 1995. Approximately 311,977 additional shares of Common Stock will be issued. These transactions will be treated for accounting purposes as stock splits effected in the form of dividends. The weighted average number of shares outstanding on the Consolidated Statements of Income only, have been adjusted to reflect the May 1, 1995 Stock Dividend.

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                        March 31,        December 31,*
                                          1995               1994
                                       -----------       -------------
                    ASSETS
                    ------

CURRENT:
  Cash and cash equivalents            $ 8,531,644       $10,370,260
  Marketable securities,
    market value, Available-for-sale     4,242,742         3,983,853
  Receivables:
   Trade                                23,477,556        23,575,263
   Notes                                 2,897,740         2,456,921
   Other                                    37,080           107,194
  Prepaid expenses and other current
   assets                                  916,591         1,000,589
                                       -----------       -----------
        TOTAL CURRENT ASSETS            40,103,353        41,494,080
                                       -----------       -----------

IMPROVEMENTS AND EQUIPMENT:
  Furniture, fixtures and equipment      3,621,771         3,319,261
  Improvements to leased premises          588,520           583,043
                                       -----------       -----------
                                         4,210,291         3,902,304
  Less accumulated depreciation and
   amortization                         (1,883,189)       (1,689,590)
                                       -----------       -----------
       NET IMPROVEMENTS AND EQUIPMENT    2,327,102         2,212,714
                                       -----------       -----------

OTHER ASSETS:
  Goodwill, net of accumulated
    amortization of $1,415,789
    and $1,338,408                       1,499,255         1,481,636
  Covenants not to compete, net of
    accumulated amortization of
    $459,983 and $418,892                  429,017           174,108
  Other intangible assets, net of
    accumulated amortization of
    $947,904 and $819,106                2,522,050         1,692,848
  Miscellaneous                            946,696           849,047
                                       -----------       -----------

       TOTAL OTHER ASSETS                5,397,018         4,197,639
                                       -----------       -----------
                                       $47,827,473       $47,904,433
                                       ===========       ===========

* Condensed from the 1994 Audited Financial Statements

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS



                                           March 31,  December 31,*
LIABILITIES AND STOCKHOLDERS' EQUITY         1995        1994
- ----------- --- ------------- ------     -----------  -----------

CURRENT LIABILITIES:
  Accounts payable:
   Insurance companies                   $30,757,597   $31,559,820
   Customer advance payments               2,628,123     2,137,937
   Other                                     650,620       598,603
  Accruals:
   Taxes, other than on income             1,543,378     2,566,699
   Compensation                              868,623     2,097,202
   Other                                     468,237       210,666
  Dividend Payable                           562,165          -0-
  Current portion of long-term debt        1,100,000       425,000
                                         -----------   -----------
   TOTAL CURRENT LIABILITIES              38,578,743    39,595,927

NOTE PAYABLE - LONGTERM DEBT                 475,000       425,000
                                         -----------   -----------

   TOTAL LIABILITIES                      39,053,743    40,020,927

DEFERRED REVENUE                           2,266,501     1,115,132



STOCKHOLDERS' EQUITY:
  Common stock, $.0025 par - 7,500,000
   shares authorized; 3,123,043
   outstanding in 1995 and 3,123,043
   outstanding in 1994                         7,808         7,808
  Additional paid-in capital                 501,509       501,509
  Retained earnings                        5,951,089     6,357,825
  Securities valuation                        46,823       (98,768)
                                         -----------     ----------


    TOTAL STOCKHOLDERS' EQUITY             6,507,229     6,768,374
                                         -----------   -----------
                                         $47,827,473   $47,904,433
                                         ===========   ===========




* Condensed from the 1994 Audited Financial Statements

                       H. W. KAUFMAN FINANCIAL GROUP INC.
                                AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME


                                       THREE MONTHS ENDED
                                            MARCH 31,
                                        1995           1994
                                    -----------     -----------
COMMISSIONS AND FEES                $13,355,797     $12,261,510
COST OF COMMISSIONS AND FEES          5,750,676       5,467,569
                                    -----------     -----------
     Gross profit                     7,605,121       6,793,941
                                    -----------     -----------

DIVISIONAL OPERATING EXPENSES         5,529,814       5,011,630
GENERAL & ADMINISTRATIVE              1,747,020       1,593,970
                                    -----------     -----------
     Total operating expenses         7,276,834       6,605,600
                                    -----------     -----------
     Operating income                   328,287         188,341
OTHER INCOME                            184,936         109,535
                                    -----------     -----------
Income before taxes
  on income                             513,223         297,876
TAXES ON INCOME                         357,792         205,000
                                    -----------     -----------
NET INCOME                          $   155,431     $    92,876
                                    ===========     ===========
EARNINGS PER SHARE:
     NET INCOME                     $       .05     $       .03
                                    ===========     ===========


*WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                           3,435,347       3,424,961

Interim results are not necessarily indicative of the results of operations for a full year.



*See page one

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                              1995          1994
                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $  155,431    $   92,876

  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Depreciation expense                      193,599       107,634
    Amortization of intangible assets         247,270       248,345
    Deferred income taxes                  (   77,392)       21,001
    Decrease (increase) in accounts
     receivable                            (  272,998)   (2,929,922)
    Decrease (increase) in prepaid
     expenses and other current assets         64,330       171,020
    Decrease (increase) in miscellaneous
     assets                                (   97,649)       97,437
    Increase (decrease) in accounts
     payable                               (  260,023)    1,874,989
    Increase (decrease) in accrued
     expenses                              (1,994,328)   (2,244,043)
    Increase (decrease) in deferred
     revenue                                1,151,369     1,115,132
    Gain on the sale of marketable
     securities                                  -0-     (    2,538)
    Abandonment of leasehold improvements        -0-         23,678
                                           ----------  ------------

        Net cash provided (used) by
          operating activities             (  890,391)   (1,424,391)
                                           ----------  ------------


CASH FLOWS FROM INVESTING ACTIVITIES;

  Proceeds from the sale of marketable
   securities                                    -0-         52,538
  Purchase of marketable securities          ( 16,238)     (134,016)
  Purchase of books of business              (199,000)     (349,000)
  Purchase of improvements and equipment     (307,987)     (504,509)
                                           -----------   ----------

        Net cash provided (used) by
          investing activities               (523,225)     (934,987)
                                           ----------    ----------


                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Concluded)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                                 1995       1994
                                              ---------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from incentive stock options            -0-            3,247
  Dividends paid                                   -0-         (509,459)
  Reduction of long-term debt                 (  425,000)           -0-
                                              ------------  -----------
        Net cash provided (used) by
          financing activities                (  425,000)      (506,212)
                                              ------------  -----------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS   (1,838,616)    (2,865,590)

CASH AND CASH EQUIVALENTS,
  beginning of year                           10,370,260      9,296,749
                                              ------------  -----------

CASH AND CASH EQUIVALENTS,
  end of period                               $8,531,644     $6,431,159
                                              ==========     ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

   Cash paid during the quarter for:
     Income taxes                             $    -0-       $  330,000
     Interest                                 $    1,044     $      -0-





                         PART I - FINANCIAL INFORMATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations

Liquidity and Capital Resources

On March 31, 1995, the Company's financial condition reflected working capital of $1,524,610, a tangible net worth of $2,056,907 and stockholders' equity of $5,951,089. This compares to a working capital of $1,433,875, a tangible net worth of $1,264,212, and stockholders' equity of $5,209,884, at March 31, 1994. During the past year, the Company had increased profits and received an additional $1,151,000 in Deferred Revenue. Working Capital remained relatively unchanged from March 31, 1995 compared to March 31, 1994. This was due to expenditures for Books of Business of $923,000. The Company has also spent additional funds in expanding its corporate-wide computer network.

Listed below are some important figures relating to the March 31, 1995 financials with their 1994 counterparts.

                                               MARCH 31,
Description                                1995         1994
- -----------                                ----         ----

Total Current Assets                    $40,103,353  $36,413,838

Total Assets                             47,827,473   42,628,792

Total Current Liabilities                38,578,743   34,979,963

Total Liabilities                        39,053,743   35,404,963

Retained Earnings                         5,951,089    4,684,800

Total Stockholders' Equity                6,507,229    5,209,884

Gross Profit                              7,605,121    6,793,941

Net Income before Taxes                     513,223      297,876

Net Income after Taxes                      155,431       92,876

Net Income per Share                           $.05         $.03




                         PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations (continued)

Results of Operations


The designations "Commission and Fees" on the Consolidated Statements of Income consist of three components, (1) commissions, (2) fees and (3) profit-sharing commissions and volume bonuses.

"Commissions" are amounts earned by the Company and are equal to a percentage ranging from approximately 15% to 22% of the premiums invoiced under insurance coverage placed by the Company. Commissions are paid by the insurance carriers that have placed insurance coverages through the Company. Commissions are somewhat lower when the Company is acting as an insurance broker as compared to when the Company is acting as an insurance agent under a general agency agreement with an insurance carrier. Insurance carriers can and do unilaterally modify commission rates from time to time.

"Fees" are amounts received by the Company for services rendered to the referring insurance agents, and include inspection fees, policy-writing fees and underwriting fees. The types of fees that may be charged by the Company are determined by state regulations and, therefore, vary by state.

"Profit-sharing commissions" are paid by several insurance carriers, but principally by one carrier, for whom the Company acts as a general agent. Profit-sharing commissions are based upon a ratio of the amount of premiums invoiced by the Company for insurance coverages placed with the applicable insurance carrier and the loss-experience of such insurance carriers under such coverages during the computation period. Because the volume of business placed with a carrier and loss-ratios vary from year to year, and because insurance carriers can and do unilaterally modify profit-sharing commissions to satisfy their own objectives, the amount of profit sharing commissions may vary dramatically from period to period. Volume bonuses are additional commissions paid by several carriers for increased sales. The recognition of profit-sharing commissions and volume bonuses adds no additional costs to the Company's operations as all costs attributable to their generation have already been recorded when the policies are placed with the carrier. Accordingly, profit-sharing commissions and volume bonuses tend to impact heavily on gross profit.

Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations (continued)


Commissions and fees are recognized as revenue when the Company invoices the independent insurance agent for the insurance coverage placed for his client. Generally, the Company invoices the insurance agent only after a particular insurance coverage is "bound" (accepted by the insurance carrier and by the agent's client). Commissions and fees are recognized when invoiced and are not recognized incrementally over the period of the underlying insurance policy. In other words, on a 12-month policy, the Company will recognize commissions and fees at the time the policy is invoiced, rather than recognizing 1/12 of the premium in each month that the policy is in force. Profit-sharing commissions are recognized when received or reasonably estimatable from insurance carriers. Some of the carriers may subsequently adjust the profit-sharing commissions based on actual policy experience. Adjustments resulting in underpayments are recorded as accounts receivable in the financial statements, while overpayments are reflected as deferred revenue and are applied to future profit-sharing commissions based on the Company's agreement with individual carriers.

"Cost of commissions and fees" consists, almost entirely, of the portion of gross commissions and fees that is paid by the Company as commissions to the referring independent insurance agents for doing business through the Company.

"Divisional operating expenses" consists of direct costs and expenses of operating the branch offices including salaries of branch office managers and employees, rent, utilities, telephone, employee benefits, payroll taxes, other expenses and costs incurred directly by or for the benefit of branch offices.

"General and administrative expenses" consists of salaries of executives and central administrative officers and employees, payroll taxes for such employees, central computer expenses, general insurance costs, legal and accounting and other general and administrative expenses and costs deemed attributable by management to the operations of the Company as a whole.

"Other income (expenses) - net" consists principally of realized gains (or losses) from investments by the Company in various securities, dividends on such securities and interest earned by the Company on various short-term investments.

                         PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations (continued)


Summaries of results of operations and comparisons for the comparable three months ended March 31, 1995 and March 31, 1994 and for the prior three months ended March 31, 1995 compared to the three months ended December 31, 1994.

                                   1st Quarter Ended           Percent
                             MARCH 31, 1995  MARCH 31, 1994    Change
                             --------------  -------------- ---------

Commissions & Fee Income      $13,355,797     $12,261,510        8.9%
Cost of Commissions & Fees      5,750,676       5,467,569        5.2%
Total Operating Expenses        7,276,834       6,605,600       10.2%
Income Before Income Taxes        513,223         297,876       72.3%
Net Income                        155,431          92,876       67.4%


                                    Three Months Ended         Percent
                             MARCH 31,1995   DECEMBER 31, 1994 Change
                             -------------   ----------------- -------

Commissions & Fee Income       $13,355,797     $13,098,935       2.0 %
Cost of Commissions & Fees       5,750,676       5,842,286      -1.6 %
Total Operating Expenses         7,276,834       6,636,479       9.6 %
Income Before Income Taxes         513,223         783,524     -34.5 %
Net Income                         155,431         409,524     -62.1 %


At the end of the three months ended March 31, 1995, the Company had 36 operating locations in 22 states compared to 32 in the quarter ended March 31, 1994. On June 15, 1994 the Company acquired Alexander Howden, N.A.'s Cleveland, Ohio office; on October 17, 1994 the Atlanta, Georgia and Newport
Beach, California Books of Business were acquired from Alexander Howden.   On
February 15, 1995, the Gerry McLaughlin Agency in St. Louis, Missouri was acquired. On March 31, 1995, the Company acquired Illinois R. B. Jones, a former Alexander Howden office.


                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

Commissions and fee income increased $1,094,287 or 8.9% to $13,355,797 for the three months ended March 31, 1995 as compared to $12,261,510 for the three months ended March 31, 1994 due to expanding sales at new and existing offices. Profit-sharing commissions in the three months ended March 31, 1995 accounted for approximately 4.1% of commissions and fees as compared to 2.6% of commissions and fees for the comparable period in 1994.

Gross profit increased $811,180 or 11.9% to $7,605,121 for the three months ended March 31, 1995 as compared to $6,793,941 for the three months ended March 31, 1994. Gross profit as a percentage of commissions and fees was 56.9% in the three months ended March 31, 1995 as compared to 55.4% in the three months ended March 31, 1994. The increase was primarily due to the increase in profit-sharing commissions.

Total operating expenses, including both divisional and general and administrative expenses, were $7,276,834 for the three months ended March 31, 1995 compared to $6,605,600 for the three months ended March 31, 1994. Total operating expenses increased due to higher payroll expense resulting from recent acquisitions and increases in corporate support staff. Total operating expenses as a percent of commissions and fee income increased to 54.5% in 1995 as compared to 53.9% in 1994.

Other income increased $75,401 to $184,936 in the period ended March 31, 1995 as compared to $109,535 in the comparable period in 1994. The increase represented increased dividends and interest on investments.

The Company's provision for income taxes increased to $357,791 for the three months ended March 31, 1995 as compared to $205,000 for the three months ended March 31, 1994. The increase in taxes is primarily due to increased profitability and an increase in State income tax for prior years.

As a result of the forgoing factors, net income increased $62,555 to $155,431 for the three months ended March 31, 1995 as compared to $92,876 for the three months ended March 31, 1994.



            THREE MONTHS ENDED MARCH 31, 1995 AND DECEMBER 31, 1994

Commissions and fee income increased $256,862 to $13,355,797 for the three months ended March 31, 1995 or 2.0% as compared to $13,098,935 for the three months ended December 31, 1994. The 2.0% increase in commission and fee income is attributable to increased sales. The profit sharing and volume bonus commissions received in the three months ended March 31, 1995 was $545,386 compared to $122,116 for the three months ended December 31, 1994. The increase in Commission and Fee income was primarily due to increased profit sharing commissions.

Gross profit increased $348,472 or 4.8% to $7,605,121 for the three months ended March 31, 1995 compared to $7,256,649 for the three months ended December 31, 1994. Gross profit as a percentage of commissions and fees was 56.9% in the three months ended March 31, 1995 as compared to 55.4% in the three months ended December 31, 1994. The higher gross profit percentage for the three months ended March 31, 1995 was primarily due to the larger profit-sharing commissions recorded during the first quarter of 1995.

Total operating expenses, including both divisional and general and administrative expenses, increased $640,355 to $7,276,834 for the three months ended March 31, 1995 from $6,636,479 for the three months ended December 31, 1994. Operating expenses increased due to increased payroll expenses resulting from recent acquisitions and increases in corporate support staff. Total operating expenses as a percent of commission and fee income increased to 54.5% for the three months ended March 31, 1995 as compared to 50.7% for the three months ended December 31, 1994.

Other income was $184,936 for the period ending March 31, 1995 as compared to $163,354 for the period ended December 31, 1994.

The company's provision for income taxes decreased to $357,791 for the three months ended March 31, 1995 compared to a $374,000 for the three months ended December 31, 1994. The decrease in taxes reflects a decreased profitability in the first quarter of 1995.

As a result of the forgoing factors net income decreased from $155,431 for the three months ended March 31, 1995 compared to $409,524 for the three months ended December 31, 1994.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         No information called for by this item is applicable for the period covered by this report.

Item 2.  Changes in Securities

         No information called for by this item is applicable for the period covered by this report.

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable


Item 6.  Exhibits and Reports of Form 8-K
         (a) Exhibits

             Exhibit 27, Financial Data Schedule is being filed with this Form 10-Q.

         (b) Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter for which this report is filed.

                      H. W. KAUFMAN FINANCIAL GROUP, INC.

                       AND ITS CONSOLIDATED SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                H. W. Kaufman Financial Group, Inc.
                                ------------------------------------
                                            Registrant




Date  May 11, 1995              /s/ Herbert W. Kaufman
                                ------------------------------------
                                Herbert W. Kaufman
                                President




Date  May 11, 1995              /s/ Gerald F. Wesolowski
                                ------------------------------------
                                Gerald F. Wesolowski
                                Chief Financial Officer

                                EXHIBIT INDEX

Exhibit Number      Description
- --------------      -----------

      27            Financial Data Schedule