Form 10-Q
period 1995-06-30
KAUFMAN H W FINANCIAL GROUP INC
filed 1995-08-14
CIK 54750

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  FORM 10-Q
 X      Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
---     Act of 1934


For Quarter Ended June 30, 1995                    Commission File No. 1-10594
                  -------------

                     H. W. KAUFMAN FINANCIAL GROUP, INC.
                     -----------------------------------
            (exact name of registrant as specified in its charter)


        Michigan                                            38-1903339
------------------------                                -------------------
(State of Incorporation)                                (I.R.S. Employer
                                                        Identification No.)

30833 NORTHWESTERN HIGHWAY
SUITE 220
FARMINGTON HILLS, MI                                           48334
--------------------------                                   ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (810) 932-9000
                                                   --------------

Indicated by a check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

As of August 4, 1995 there were 3,440,467 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates (648,542 shares) based upon the closing price of such stock on the American Stock Exchange on August 4, 1995 was approximately $5,107,268.

As of June 30, 1995 there were 3,440,467 shares of Common Stock at a par value of $.0025 per share issued and outstanding.

                     Documents Incorporated by Reference
                     --------- ------------ -- ---------

                                     NONE

                       H. W. KAUFMAN FINANCIAL GROUP, INC.
                       -----------------------------------

                                    FORM 10-Q
                                    ---------

                               TABLE OF CONTENTS
                               -----------------

                                                               PAGE NUMBER
                                                               -----------

PART I.  FINANCIAL INFORMATION

     ITEM 1.     Financial Statements
                 --------------------

                 Consolidated Balance Sheets at                 4 - 5
                 June 30, 1995 and December 31, 1994

                 Consolidated Statements of Income for              6
                 the six months and the three months
                 ended June 30, 1995 and 1994

                 Consolidated Statements of Cash Flows          7 - 8
                 for the six months ended June 30, 1995
                 and 1994

     ITEM 2.     Management's Discussion and Analysis of       9 - 15
                 ------------ ---------- --- -------- --
                 Financial Condition and Consolidated
                 --------- --------- --- ------------
                 Results of Operations
                 ------- -- ----------

PART II.  OTHER INFORMATION

     ITEM 5.     Other Information                            16 - 17
                 ----- -----------


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

In the opinion of the Company's Management, the Financial Statements for three months and six months ended June 30, 1995 and 1994 reflect all adjustments for normal recurring accruals which are necessary to present a fair statement of the results for the period then ended. It is suggested that these Financial Statements be read in conjunction with the audited, consolidated Financial Statements and notes thereto submitted in the Company's Form 10-K filing for the year ended December 31, 1994.

The results for the six months ended June 30, 1995, are not necessarily indicative of the results of the entire year of 1995.

On April 17, 1995, the Company reported a 10% Stock Dividend payable to shareholders of record as of May 1, 1995. 311,977 additional shares of Common Stock were issued on May 17, 1995. The weighted average number of shares outstanding on the Consolidated Statements of Income only, have been adjusted to reflect the May 17, 1995 Stock Dividend.

                     H. W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                 June 30,      December 31,*
               ASSETS                              1995            1994
               ------                           -----------    -------------

CURRENT:
  Cash and cash equivalents                     $12,354,672     $10,370,260
  Marketable securities, market value,
    Available-for-sale                            4,396,033       3,983,853
  Receivables:
    Trade                                        25,260,418      23,575,263
    Notes                                         3,865,324       2,456,921
    Other                                           362,902         107,194
  Prepaid expenses and other current assets         775,271       1,000,589
                                                -----------     -----------
        TOTAL CURRENT ASSETS                     47,014,620      41,494,080
                                                -----------     -----------

IMPROVEMENTS AND EQUIPMENT:
  Furniture, fixtures and equipment               3,847,143       3,319,261
  Improvements to leased premises                   588,520         583,043
                                                -----------     -----------
                                                  4,435,663       3,902,304
  Less accumulated depreciation and
    amortization                                 (2,094,101)     (1,689,590)
                                                -----------     -----------
        NET IMPROVEMENTS AND EQUIPMENT            2,341,562       2,212,714
                                                -----------     -----------

OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $1,497,903 and $1,338,408                  1,417,141       1,481,636
  Covenants not to compete, net of accumulated
    amortization of $503,158 and $418,892           385,841         174,108
  Other intangible assets, net of accumulated
    amortization of $1,120,901 and $819,106       2,349,053       1,692,848
  Miscellaneous                                     945,221         849,047
                                                -----------     -----------
        TOTAL OTHER ASSETS                        5,097,256       4,197,639
                                                -----------     -----------
                                                $54,453,438     $47,904,433
                                                ===========     ===========


*Condensed from the 1994 Audited Financial Statements

                     H. W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                   June 30,     December 31,*
LIABILITIES AND STOCKHOLDERS' EQUITY                 1995          1994
----------- --- ------------- ------             -----------    -----------
CURRENT LIABILITIES:
  Accounts payable:
   Insurance companies                           $36,553,474    $31,559,820
   Customer advance payments                       2,846,865      2,137,937
   Other                                             707,127        598,603
  Accruals:
   Taxes, other than on income                     2,104,043      2,566,699
   Compensation                                    1,680,678      2,097,202
   Other                                             301,907        210,666
  Current portion of long-term obligations           775,000        425,000
                                                 -----------    -----------

TOTAL CURRENT LIABILITIES                         44,969,094     39,595,927

LONG TERM DEBT, LESS CURRENT PORTION                 150,000        425,000

DEFERRED REVENUE                                   2,266,501      1,115,132
                                                 -----------    -----------

TOTAL LIABILITIES                                 47,385,595     41,136,059

STOCKHOLDERS' EQUITY:
  Common stock, $.0025 par - 7,500,000
   shares authorized; 3,440,467 shares
   outstanding in 1995 and 3,123,043
   shares outstanding in 1994                          8,601          7,808
  Additional paid-in capital                       3,743,028**    1,953,069**
  Retained earnings                                3,196,968**    4,906,265**
  Securities valuation                               119,246        (98,768)
                                                 -----------    -----------

    TOTAL STOCKHOLDERS' EQUITY                     7,067,843      6,768,374
                                                 -----------     ----------
                                                 $54,453,438    $47,904,433
                                                 ===========    ===========

* Condensed from 1994 Audited Financial Statements
**Additional paid-in capital and Retained earnings have been adjusted to reflect the 10% stock dividend distributed on May 17, 1995, and the 10% stock dividend distributed on May 5, 1994.

                      H.W. KAUFMAN FINANCIAL GROUP INC.
                               AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF INCOME


                                     SIX MONTHS ENDED              THREE MONTHS ENDED
                                          JUNE 30,                       JUNE 30,
                                    1995           1994            1995           1994
                                    ----           ----            ----           ----
COMMISSIONS AND FEES             $28,705,280    $25,703,220    $15,349,483     13,441,709
COST OF COMMISSION AND FEES       12,679,699     11,258,085      6,929,023      5,790,515
                                 -----------    -----------    -----------    -----------
   Gross profit                   16,025,581     14,445,135      8,420,460      7,651,194
                                 -----------    -----------    -----------    -----------

DIVISIONAL OPERATING EXPENSES     11,438,491     10,296,895      5,908,677      5,285,265
GENERAL & ADMINISTRATIVE           3,621,216      3,249,524      1,874,196      1,655,554
                                 -----------    -----------    -----------    -----------
    Total operating expense       15,059,707     13,546,419      7,782,873      6,940,819
                                 -----------    -----------    -----------    -----------
    Operating income                 965,874        898,716        637,587        710,375

OTHER INCOME                         394,935        218,444        209,999        108,909
                                 -----------    -----------    -----------    -----------
  Income before income taxes       1,360,809      1,117,160        847,586        819,284

TAXES ON INCOME                      751,174        591,195        393,383        386,195
                                 -----------    -----------    -----------    -----------

NET INCOME                          $609,635    $   525,965    $   454,203    $   433,089
                                 ===========    ===========    ===========    ===========
EARNINGS PER SHARE               $       .18    $       .15*   $       .13    $       .13*
                                 ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING              3,443,519      3,425,788*     3,446,107      3,425,804*


Interim results are not necessarily indicative of the results of operations for a full year.

*Weighted average number of shares outstanding and earnings per share have been adjusted to reflect the 10% stock dividend distributed on May 17, 1995.

                     H. W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            1995            1994
                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   609,635     $   525,965
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
     Depreciation expense                                   404,511         241,417
     Amortization of intangible assets                      545,557         551,578
     Deferred income taxes                                     (203)         73,000
     Decrease (increase) in accounts
       receivable                                        (3,349,266)     (4,422,752)
     Decrease (increase) in prepaid expenses
       and other current assets                              79,975         290,966
     Decrease (increase) in miscellaneous
       assets                                               (96,174)          9,877
     Increase (decrease) in accounts
       payable                                            5,811,106       5,736,619
     Increase (decrease) in accrued
       expenses                                            (787,939)       (971,024)
     Abandonment of leasehold improvements                       --          23,678
     Write-off of intangibles                                    --          65,786
     (Gain) loss on sale of marketable
       securities                                           (16,000)         19,019
     Increase in deferred revenue                         1,151,369       1,115,132
                                                        -----------     -----------
     Net cash provided by operating activities            4,352,571       3,259,261
                                                        -----------     -----------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Proceeds from the sale of marketable
    securities                                              153,500          83,587
  Purchase of marketable securities                        (186,120)       (360,807)
  Purchase of books of business                            (849,000)       (462,000)
  Purchase of improvements and equipment                   (533,359)     (1,096,464)
                                                        -----------     -----------
  Net cash used by investing activities                  (1,414,979)     (1,835,684)
                                                        -----------     -----------

                     H. W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Concluded)


                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                           1995            1994
                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES;
        Dividends paid                                  $  (564,061)    $  (510,177)
        Proceeds from stock issuance                         35,881           6,501
        Reduction of long term debt                        (425,000)           --
                                                        -----------     -----------
Net cash used by financing activities                      (953,180)       (503,676)
                                                        -----------     -----------
NET INCREASE (DECREASE) IN CASH
        & CASH EQUIVALENTS                                1,984,412         919,901

CASH AND CASH EQUIVALENTS,
        beginning of year                                10,370,260       9,296,749
                                                        -----------     -----------
CASH AND CASH EQUIVALENTS,
        end of period                                   $12,354,672     $10,216,650
                                                        ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
        Cash paid during the six months ended:
                Income taxes                               510,000         $700,000
                Interest                                     7,352             --




                        PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations

Liquidity and Capital Resources
-------------------------------

On June 30, 1995, the Company's Financial condition reflected working capital of $2,045,526, a tangible net worth of $2,915,808 and stockholders' equity of $7,067,843. This compares to working capital of $1,539,990, a tangible net worth of $1,916,059, and stockholders' equity of $5,605,713 at June 30, 1994. The improvement in working capital and tangible net worth reflects the continued profitability of the Company over the last year, and the $1,151,369 addition to Deferred Revenue during the 1st quarter of 1995. Financial highlights from June 30, 1995 and 1994 financials are presented below:

                                                 JUNE 30,
Description                                1995            1994
---------------------------------       -----------     -----------
        Total Current Assets            $47,014,620     $41,529,602

        Total Assets                     54,453,438      48,034,270

        Total Current Liabilities        44,969,094      39,989,612

        Total Liabilities                47,385,595      42,428,557

        Retained Earnings                 3,196,968*      3,664,903*

        Total Stockholders' Equity        7,067,843       5,605,713

        Gross Profit                     16,025,581      14,445,135

        Net Income before Taxes           1,360,809       1,117,160

        Net Income after Taxes              609,635         525,965

        Net Income per Share                   $.18            $.15*


*Retained Earnings and Net Income per Share have been adjusted to reflect the 10% stock dividend distributed on May 17, 1995, and the 10% stock dividend distributed May 5, 1994.

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

"Profit-sharing commissions and volume bonuses" are paid by several insurance carriers, but principally by one carrier, for whom the Company acts as a general agent. Profit-sharing commissions are based upon a ratio of the amount of premiums invoiced by the Company for insurance coverages placed with the applicable insurance carrier and the loss-experience of such insurance carriers under such coverages during the computation period. Because the volume of business placed with a carrier and loss-ratios vary from year to year, and because insurance carriers can and do unilaterally modify profit-sharing commissions to satisfy their own objectives, the amount of profit-sharing commissions may vary dramatically from period to period. Volume bonuses are additional commissions paid by several carriers for increased sales. The recognition of profit-sharing commissions and volume bonuses adds no additional costs to the Company's operations as all costs attributable to their generation have already been recorded when the policies are placed with the carrier. Accordingly, profit-sharing commissions and volume bonuses tend to impact heavily on gross profit.

Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations (continued)

Commissions and fees are recognized as revenue when the Company invoices the independent insurance agent for the insurance coverage placed for his client. Generally, the Company invoices the insurance agency only after a particular insurance coverage is "bound" (accepted by the insurance carrier and by the agent's client). Commissions and fees are recognized when invoiced and are not recognized incrementally over the period of the underlying insurance policy. In other words, on a 12-month policy, the Company will recognize commissions and fees at the time the policy is invoiced, rather than recognizing 1/12 of the premium in each month that the policy is in force. Volume bonuses are recorded when earned. Profit-sharing commissions are recognized when received from insurance carriers. Some of the carriers may subsequently adjust the profit-sharing commissions based on actual policy experience. Adjustments resulting in underpayments are recorded as accounts receivable in the financial statements, while overpayments are reflected as deferred revenue and are applied to future profit-sharing commissions based on the Company's agreement with individual carriers.

"Cost of commissions and fees" consists, almost entirely, of the portion of gross commissions and fees that is paid by the Company as commissions to the referring independent insurance agents for doing business through the Company.

"Divisional operating expense" consists of direct costs and expenses of operating the branch offices including salaries of branch office managers and employees, rent, utilities, telephone, employee benefits, payroll taxes, other expenses and costs incurred directly by or for the benefit of branch offices.

"General and administrative expenses" consist of salaries of executives and central administrative officers and employees, payroll taxes for such employees, central computer expenses, general insurance costs, legal and accounting and other general and administrative expenses and costs deemed attributable by management to the operations of the Company as a whole.

"Other income (expenses) - net" consists principally of gains (or losses) from investments by the Company in various securities, dividends on such securities and interest earned by the Company on various short-term investments.

"Deferred revenue" consists of advance contingent commissions paid to the Company by its Primary Carrier.

                        PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations (continued)

Summaries of results of operations and comparisons for the comparable six months ended June 30, 1995 and June 30, 1994; for the three months ended June 30, 1995 compared to the three months ended June 30, 1994; and for the prior three months ended March 31, 1995 compared to the three months ended June 30, 1995.


                                       Six Months Ended         Percent
                                JUNE 30, 1995   JUNE 30, 1994   Change
                                -------------   -------------   -------
Commission & Fee Income         $28,705,280     $25,703,220      11.68%
Cost of Commissions & Fees       12,679,699      11,258,085      12.63%
Total Operating Expenses         15,059,707      13,546,419      11.17%
Income Before Income Taxes        1,360,809       1,117,160      21.81%
Net Income                          609,635         525,965      15.91%

                                      Three Months Ended        Percent
                                JUNE 30, 1995   JUNE 30, 1994   Change
                                -------------   -------------   -------
Commission & Fee Income         $15,349,483     $13,441,709      14.19%
Cost of Commissions & Fees        6,929,023       5,790,516      19.66%
Total Operating Expenses          7,782,873       6,940,819      12.13%
Income Before Income Taxes          847,586         819,284       3.45%
Net Income                          454,203         433,089       4.88%

                                      Three Months Ended        Percent
                                JUNE 30, 1995  MARCH 30, 1995   Change
                                -------------  --------------   -------
Commission & Fee Income         $15,349,483     $13,355,797      14.93%
Cost of Commissions & Fees        6,929,023       5,750,676      20.49%
Total Operating Expenses          7,782,873       7,276,834       6.95%
Income Before Income Taxes          847,586         513,223      65.15%
Net Income                          454,203         155,431     192.22%


At the end of the second quarter ended June 30, 1995 the Company had 36 operating locations in 22 states compared to 33 in the quarter ended June 30, 1994.

                   SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Commission and fee income increased $3,002,060 or 11.68% to $28,705,280 for the six months ended June 30, 1995 from $25,703,220 for the six months ended June 30, 1994. The increase reflects increased sales over last year at existing offices and the additional sales of Illinois R.B. Jones/Burns & Wilcox Ltd.
and the Gerry McLaughlin Agency which were acquired March 31, 1995 and February 15, 1995 respectively.

Profit-sharing commissions in the six months ended June 30, 1995 were $781,630 and accounted for approximately 2.7% of commission and fee revenue as compared to $800,417 or 3.1% of commissions and fees for the comparable period in 1994.

Gross profit increased $1,580,446 to $16,025,581 for the six months ended June 30, 1995 as compared to $14,445,135 for the six months ended June 30, 1994. Gross profit as a percentage of commission and fee income, excluding profit sharing and volume bonus commissions, decreased to 54.59% for the six months ended June 30, 1995 as compared to 54.79% for the comparable period in 1994. This decrease was attributable to both an increase in commissions paid to producers and a decrease in contingent commissions received during the second quarter of 1995 compared to the second quarter of 1994.

Total operating expenses, including both divisional and general and administrative expenses, were $15,059,707 for the six months ended June 30, 1995 compared to $13,546,419 for the six months ended June 30, 1994. The aggregate dollar amount of total operating expenses increased due to higher payroll and rent expense. Total operating expenses as a percentage of commission and fee income, excluding profit sharing and bonus commissions, decreased to 53.93% for the six months ended June 30, 1995 from 54.40% for the six months ended June 30, 1994. Amortization expense for the six months ended June 30, 1995 was $545,557 compared to $617,364 for the six months ended June 30, 1994.

Other income was $394,935 for the six months ended June 30, 1995 as compared to $218,444 in the comparable period in fiscal 1994. The six months ended June 30, 1995 included a gain on the sale of marketable securities and an increase in interest and dividend income. The increased interest and dividend income was due to a higher rate of interest on investments.

The Company's provision for income taxes for the six months ended June 30, 1995 increased to $751,174 from $591,195 for the comparable period last year due to increased profitability in the first half of this year and an increase in State income tax for prior years.

As a result of the forgoing factors, net income increased to $609,635 for the six months ended June 30, 1995 from $525,965 for the six months ended June 30, 1994.

                  THREE MONTHS ENDED JUNE 30, 1995 AND 1994

Commission and fee income increased $1,907,774 or 14.19% to $15,349,483 for the three months ended June 30, 1995 compared to $13,441,709 for the three months ended June 30, 1994. Profit-sharing and volume bonus commissions for the three months ended June 30, 1995 were $236,244 compared to $481,599 for the three months ended June 30, 1994. The increase in commission and fee income is attributable to the acquisition of Illinois R.B. Jones/Burns & Wilcox, Ltd. and the Gerry McLaughlin Agency.

Profit-sharing and volume bonus commissions were 1.5% and 3.6% respectively, of commission and fee income in the three months ended June 30, 1995 and 1994.

Gross profit increased to $8,420,460 for the three months ended June 30, 1995 from $7,651,194 for the three months ended June 30, 1994. Gross profit as a percentage of commission and fee income, excluding profit-sharing and volume bonus commissions, was 54.2% in the three months ended June 30, 1995 compared to 55.3% for the three months ended June 30, 1994. This decrease was attributable to both an increase in commissions paid to producers and a decrease in contingent commissions received during the second quarter of 1995 compared to the second quarter of 1994.

Total operating expenses, including both divisional and general and administrative expenses, were $7,782,873 for the three months ended June 30, 1995 compared to $6,940,819 for the comparable period last year. Total operating expenses as a percentage of commission and fee income, excluding the effect of profit-sharing and volume bonus commissions, decreased to 51.5% for the three months ended June 30, 1995 from 53.6% for the three months ended June 30, 1994. The 2.1% decrease represents managements' continued effort to control expenses. The aggregate dollar amount of total operating expenses increased due to payroll and rent expense. Amortization expense for the three months ended June 30, 1995 was $298,287 versus $369,019 for the comparable period last year.

Other income increased $101,090 to $209,999 for the three months ended June 30, 1995 compared to $108,909 for the comparable period last year.

The Company's provision for income taxes for the three months ended June 30, 1995 increased to $393,382 as compared to $386,195 for the three months ended June 30, 1994. The increase is due primarily to increased profitability in the second quarter of fiscal 1995 compared to the comparable period in fiscal 1994.

As a result of the forgoing factors, net income of $454,203 was recorded for the three months ended June 30, 1995 compared to a net income of $433,089 in the comparable period in fiscal 1994.

             THREE MONTHS ENDED JUNE 30, 1995 AND MARCH 31, 1995


Commission and fee income increased to $15,349,483 for the second quarter ended June 30, 1995 from $13,355,797 for the first quarter ended March 31, 1995. In the second quarter the Company received $236,244 in profit sharing and volume bonus commissions versus $545,386 in the first quarter.

Profit-sharing and volume bonus commissions in the three months ended June 30, 1995 accounted for approximately 1.5% of commission and fee revenue compared to 4.1% for the three months ended March 31, 1995.

Gross profit for the three months ended June 30, 1995 was $8,420,460 compared to $7,605,121 for the three months ended March 31, 1995. The increase of $815,339 was primarily due to increased commission and fee income.

Total operating expenses, including both divisional and general and administrative expenses, were $7,782,873 for the three months ended June 30, 1995 and $7,276,834 for the three months ended March 31, 1995. The increase in expenses was primarily due to the addition of Illinois R.B. Jones/Burns & Wilcox Ltd. and the Gerry McLaughlin Agency on March 31, 1995 and February 15, 1995 respectively.

Other income for the three months ended June 30, 1995 was $209,999 compared to $184,936 for the first quarter of fiscal 1995. The increase was primarily due to a gain on the sale of marketable securities during the quarter ended June 30, 1995.

The Company's provision for income taxes was $393,383 for the second quarter ended June 30, 1995 compared to $357,791 in the previous quarter. As a result of the foregoing factors, net income of $454,203 was recorded for the three months ended June 30, 1995 compared to income of $155,431 for the three months ended March 31, 1995.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         On June 16, 1995, a lawsuit was commenced in the Circuit Court for the County of Oakland, Michigan, Case No. 95-499008-CZ, relating to the proposed merger and naming as defendants the Company, each of its Directors and AJK and Acquisition. The plaintiff is Richard N. Frank, and he purports to represent a class which includes shareholders of the Company other than the defendants. The complaint sets forth general allegations that, among others, the Directors breached their fiduciary duties to the shareholders by "grossly" undervaluing the Company and its shares, by failing to obtain a fair price and that Herbert W. Kaufman and Alan J. Kaufman agreed to set a low per share buyout price and that each defendant aided and abetted the other in such attempt. The principal relief sought is a declaration as a class action and recovery of damages in an unspecified amount against all defendants, including attorney fees and all costs. The Company does not anticipate that this lawsuit will affect the consummation of the Merger and indicates that the allegations are unfounded, that it will deny the plaintiff's allegations and it will contest it vigorously.

Item 2.  Changes in Securities

         No information called for by this item is applicable for the period covered by this report.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 5.  Other Information

         As previously announced, the Company entered into a merger agreement with AJK Acquisition Company, a corporation formed by Alan
         J. Kaufman, the son of Herbert W. Kaufman, which, if successful, will result in each outstanding share being exchanged for cash in the amount of $8.20. The board of directors agreed to the merger, subject to the shareholders' meeting expected to occur within the next several months.

Item 6.  Exhibits and Reports of Form 8-K
         (a) Exhibits

                No exhibits are being filed with this Form 10-Q.

        (b)     Reports on Form 8-K

                Two reports on Form 8-K were filed since April 1, 1995. The first was filed on June 5, 1995 and described under its
                Item 5 the execution of the Agreement and Plan of Merger dated as of May 26, 1995 among the Company, AJK Enterprises Inc. and AJK Acquisition Company. Pursuant to the Merger Agreement, each share of the Company's Common Stock will be converted into the right to receive $8.20 should the merger be successful.

                On July 3, 1995 the Company filed an additional Form 8-K under Item 5 to disclose the lawsuit referred to above in
                Part II, Item 1.

                     H. W. KAUFMAN FINANCIAL GROUP, INC.

                      AND ITS CONSOLIDATED SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     H. W. Kaufman Financial Group, Inc.
                     -----------------------------------
                                  Registrant


Date  August 12, 1995                   /s/ Herbert W. Kaufman
      ---------------                   ------------------------------------
                                        Herbert W. Kaufman
                                        President


Date  August 12, 1995                   /s/ Gerald F. Wesolowski
      ---------------                   ------------------------------------
                                        Gerald F. Wesolowski
                                        Chief Financial Officer

                                EXHIBIT INDEX


                                                                SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER                          DESCRIPTION                         PAGE
-------                         -----------                     ------------
27      --      Financial Data Schedule
