Form 10-Q/A
period 1994-06-30
KAUFMAN H W FINANCIAL GROUP INC
filed 1995-08-30
CIK 54750

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                  FORM 10-Q/A
                                  AMENDMENT 2

  X     Quarterly Report Under Section 13 or 15 (d) of the Securities
- -----   Exchange Act of 1934



For Quarter Ended June 30, 1994          Commission File No.  1-10594

                         H. W. KAUFMAN FINANCIAL GROUP, INC.
             (exact name of registrant as specified in its charter)


     Michigan                                                   38-1903339
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

30833 NORTHWESTERN HIGHWAY
SUITE 220
FARMINGTON HILLS, MI                                                48334
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (810)  932-9000


Indicated by a check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of August 3, 1994 there were 3,115,417 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates (589,918 shares) based upon the closing price of such stock on the American Stock Exchange on August 3, 1994 was approximately $2,507,152.

As of June 30, 1994 there were 3,115,417 shares of Common Stock at a par value of $.0025 per share issued and outstanding.

                      Documents Incorporated by Reference

                                      NONE

                           DESCRIPTION OF AMENDMENT


On April 5, 1994, the Board of Directors declared a 10% stock dividend to shareholders of record as of April 19, 1994, payable on May 5, 1994 resulting in 283,093 additional shares issued.

This amendment is to value the transaction based on the market value of the additional shares of Common Stock issued. Retained Earnings was charged for $1,451,560 and, accordingly, credited to Additional Paid-in Capital.

In addition, the number of shares held by non-affiliates (p. 1) is being amended to read "...(589,918 shares) with a closing price of such stock on the American Stock Exchange on August 5, 1994 was approximately $2,507,152."

On page 5, the number of Common Stock outstanding in 1993 is being amended to read 2,830,230, and the column dated December 31, 1994 is being amended to read December 31, 1993.

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS



                                                June 30,    December 31,*
LIABILITIES AND STOCKHOLDERS' EQUITY              1994          1993
- ------------------------------------            ----------- -------------
CURRENT LIABILITIES:
  Accounts payable:
   Insurance companies                          $34,020,413   $27,998,807
   Customer advance payments                      1,326,061     1,430,111
   Other                                            393,237       574,174
  Accruals:
   Taxes, other than on income                    2,006,210     2,408,403
   Compensation                                   1,442,126     1,770,699
   Other                                            376,565       616,823
  Current portion of long-term obligation           425,000          --
                                                 ----------   -----------
   TOTAL CURRENT LIABILITIES                     39,989,612    34,799,017

NOTE PAYABLE - LONG TERM                            425,000          --

DEFERRED REVENUE                                  2,013,945       898,813
                                                -----------   -----------
   TOTAL LIABILITIES                             42,428,557    35,697,830
                                                -----------   -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.0025 par - 7,500,000
   shares authorized; Outstanding
   3,115,417 1994 and 2,830,230 1993                  7,789         7,075
  Additional paid-in capital                      1,917,384**     459,329
  Retained earnings                               3,664,903**   5,101,383
  Securities valuation                               15,637         --
                                                -----------   -----------

    TOTAL STOCKHOLDERS' EQUITY                    5,605,713     5,567,787
                                                -----------   -----------
                                                $48,034,270   $41,265,617
                                                ===========   ===========




 * Condensed from 1993 Audited Financial Statements
** Additional paid-in capital and Retained earnings have been adjusted to reflect the 10% stock dividend distributed on May 5, 1994.

                         PART I - FINANCIAL INFORMATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations

Liquidity and Capital Resources

On June 30, 1994, the Company's Financial condition reflected working capital of $1,539,989, a tangible net worth of $1,916,059 and stockholders' equity of $5,605,713. This compares to working capital of $328,954, a tangible net worth of $1,095,072, and stockholders' equity of $4,589,543 at June 30, 1993. The improvement in working capital and tangible net worth reflects the continued profitability of the Company over the last year, and the $1,115,000 addition to Deferred Revenue during the 1st quarter of 1994. Financial highlights from the June 30, 1994 and 1993 financials are presented below:

                                                          JUNE 30,
         Description                               1994             1993
         ---------------------------           -----------       -----------
            Total Current Assets               $41,529,602       $34,921,365

            Total Assets                        48,034,270        40,185,088

            Total Current Liabilities           39,989,612        34,592,411

            Total Liabilities                   42,428,557        35,595,545

            Retained Earnings                    3,664,903(1)      4,126,392

            Total Stockholders' Equity           5,605,713         4,589,543

            Gross Profit                        14,445,135        11,914,794

            Net Income before Taxes              1,117,160           708,310

            Net Income after Taxes                 525,965           330,710

            Net Income per Share                      $.17              $.11


   Note (1): On April 5, 1994, the Board of Directors declared a 10% stock dividend payable to shareholders of record as of April 19, 1994. 283,093 additional shares of Common Stock were issued on May 5, 1994. The transaction was treated for accounting purposes as a stock split effected in the form of a dividend. Retained Earnings was charged $1,451,560 and, accordingly, credited to Additional Paid-in Capital, resulting, however in no change from such transfer to Total Stockholders' Equity or Net Income.

                      H. W. KAUFMAN FINANCIAL GROUP, INC.

                       AND ITS CONSOLIDATED SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             H. W. Kaufman Financial Group, Inc.

                                                          Registrant




Date August 29, 1995                         /s/ Herbert W. Kaufman
                                             --------------------------
                                             Herbert W. Kaufman
                                             President




Date August 29, 1995                         /s/ Gerald F. Wesolowski
                                             ------------------------------
                                             Gerald F. Wesolowski
                                             Chief Financial Officer