Form 10-Q/A
period 1994-09-30
KAUFMAN H W FINANCIAL GROUP INC
filed 1995-08-30
CIK 54750

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                  FORM 10-Q/A
                                  AMENDMENT 1

 x       Quarterly Report Under Section 13 or 15 (d) of the
- -----    Securities Exchange Act of 1934


For Quarter Ended September 30, 1994                 Commission File No. 1-10594

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

Indicated by a check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 2, 1994 there were 3,115,417 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates (589,918 shares) based upon the closing price of such stock on the American Stock Exchange on November 2, 1994 was approximately $2,875,850.

As of September 30, 1994 there were 3,115,417 shares of Common Stock at a par value of $.0025 per share issued and outstanding.

                      Documents Incorporated by Reference

                                      NONE

                            DESCRIPTION OF AMENDMENT

On April 5, 1994, the Board of Director's declared a 10% stock dividend to shareholders of record as of April 19, 1994, payable on May 5, 1994 resulting in 283,093 additional shares issued.

This amendment is to value the transaction based on the market value of the additional shares of Common Stock issued. Retained Earnings was charged for $1,451,560 and, accordingly, credited to Additional Paid-in Capital.

In addition, on page 1, the number of shares of Common Stock outstanding as of November 2, 1994 is being amended to read 3,115,417, with the number of shares held by non-affiliates being amended to 589,918 with a closing price on the American Stock Exchange on November 2, 1994 of $2,875,850. The number of shares of Common Stock outstanding as of September 30, 1994 was also amended to 3,115,417.

On page 5 the number of shares of Common Stock outstanding in 1993 was amended to read 2,830,230, with the value of the Common Stock outstanding in 1994 amended to $7,789.

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,  December 31,*
                                                       1994         1993
                                                  ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------- --- ------------- ------

CURRENT LIABILITIES:
  Accounts payable:
   Insurance companies                          $32,417,458       $27,998,807
   Customer advance payments                      1,583,876         1,430,111
   Other                                            592,455           574,174
  Accruals:
   Taxes, other than on income                    2,216,326         2,408,403
   Compensation                                   1,736,742         1,770,699
   Other                                            455,305           616,823
  Current portion of long-term obligation           425,000              --
                                                -----------       -----------
   TOTAL CURRENT LIABILITIES                     39,427,162        34,799,017

NOTE PAYABLE - LONG TERM                            425,000              --

DEFERRED REVENUE                                  1,115,132           898,813
                                                -----------       -----------
   TOTAL LIABILITIES                             40,967,294        35,697,830
                                                -----------       -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.0025 par - 7,500,000
   shares authorized; Outstanding
   3,115,417 1994 and 2,830,230 1993                  7,081             7,075
  Additional paid-in capital                      1,917,384**         459,329
  Retained earnings                               4,497,446**       5,101,383
  Securities valuation                              (23,623)             --
                                                -----------       -----------
    TOTAL STOCKHOLDERS' EQUITY                    6,398,288         5,567,787
                                                -----------       -----------
                                                $47,365,582       $41,265,617
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

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations

Liquidity and Capital Resources

On September 30, 1994, the Company's Financial condition reflects a working capital of $1,428,869, tangible net worth of $2,968,572 and stockholders' equity of $6,398,288. This compares to a working capital of $873,602, tangible net worth of $1,819,190, and stockholders' equity of $5,049,231 at September 30, 1993. The improvement in working capital and tangible net worth reflects the continued profitability of the Company over last year and the $1,115,000 addition to Deferred Revenue during the 1st Quarter of 1994.

Financial highlights from the September 30, 1994 and 1993 financials are presented below:

                                             SEPTEMBER 30,
Description                                1994         1993
- -----------                             -----------  -----------
Total Current Assets                    $40,856,031  $35,164,403

Total Assets                             47,365,582   40,238,845

Total Current Liabilities                39,427,162   34,290,801

Total Liabilities                        40,967,294   35,189,614

Retained Earnings                         4,497,446(1) 4,586,080

Total Stockholders' Equity                6,398,288    5,049,231

Gross Profit                             22,361,402   18,460,053

Net Income before Taxes                   2,436,995    1,470,698

Net Income after Taxes                    1,357,800      790,398

Net Income per Share                           $.43         $.25

NOTE (1): On April 5, 1994, the Board of Directors declared a 10% stock dividend payable to shareholders of record as of April 19, 1994. 283,093 additional shares of Common Stock were issued on May 5, 1994. The transaction was treated for accounting purposes as a stock split effected in the form of a dividend. Retained Earnings was charged $1,451,560 and, accordingly, credited to Additional Paid-in Capital, resulting, however, in no change from such transfer to Total Stockholders' Equity or Net Income.

                      H. W. KAUFMAN FINANCIAL GROUP, INC.

                       AND ITS CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             H. W. Kaufman Financial Group, Inc.

                                                            Registrant

Date August 29, 1995                         /s/ Herbert W. Kaufman
                                             -----------------------------
                                             Herbert W. Kaufman
                                             President



Date August 29, 1995                         /s/ Gerald F. Wesolowski
                                             -----------------------------
                                             Gerald F. Wesolowski
                                             Chief Financial Officer