Form 10-K/A
period 1994-12-31
KAUFMAN H W FINANCIAL GROUP INC
filed 1995-08-30
CIK 54750

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-K/A
                                  AMENDMENT 1

  X     Annual Report Pursuant to Section 13 or 15(d) of the Securities
- -----   Exchange Act of 1934



For the fiscal year Ended December 31, 1994     Commission File No.  1-10594

                         H.W. KAUFMAN FINANCIAL GROUP, INC.
             (exact name of registrant as specified in its charter)


     MICHIGAN                                      38-1903339
- ----------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

30833 NORTHWESTERN HIGHWAY
SUITE 220
FARMINGTON HILLS, MI                                   48334
- ----------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (810)  932-9000

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each Exchange
         Title of each class                            on which registered
Common Stock, $.0025 par value                         American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

Indicated by a check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes _____   No __X__

The aggregate market value of Common Stock, par value $.0025, held by non-affiliates (604,316 shares) was approximately $3,021,580 on March 14, 1995 (based upon the closing sale price on the American Stock Exchange).

As of March 20, 1995, there were 3,123,043 shares of Common Stock, par value $.0025 outstanding.

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

INDEX TO H.W. KAUFMAN FINANCIAL GROUP, INC.
AND SUBSIDIARIES


FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                                  A-2


CONSOLIDATED FINANCIAL STATEMENTS
           Balance Sheets                                                     A-3 - A-4
           Statements of Income                                                     A-5
           Statements of Stockholders' Equity                                       A-6
           Statements of Cash Flows                                           A-7 - A-8


SUMMARY OF ACCOUNTING POLICIES                                               A-9 - A-11


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  A-12 - A-19

Financial statement schedules have not been filed because conditions requiring filing do not exist or the required information is given in the consolidated financial statements, including the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
H.W. Kaufman Financial Group, Inc.
Southfield, Michigan

We have audited the accompanying consolidated balance sheets of H.W. Kaufman Financial Group, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of H.W. Kaufman Financial Group, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. As discussed in the Summary of Accounting Policies, the Company changed its method of accounting for marketable securities in 1994.




                                                           BDO Seidman
                                                           BDO SEIDMAN

Troy, Michigan
January 31, 1995

                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



December 31,                                                                              1994             1993
ASSETS                                                                              ----------       ----------
CURRENT ASSETS
  Cash and cash equivalents                                                    $    10,370,260   $    9,296,749
  Marketable securities (Note 1)                                                     3,983,853        3,527,058
  Receivables
   Trade                                                                            23,575,263       19,560,167
   Notes                                                                             2,456,921        2,528,779
   Other                                                                               107,194          491,240
  Prepaid expenses and other current assets (Note 10)                                1,000,589          873,084
                                                                               ---------------   --------------
TOTAL CURRENT ASSETS                                                                41,494,080       36,277,077
                                                                               ---------------   --------------

IMPROVEMENTS AND EQUIPMENT
  Furniture, fixtures and equipment                                                  3,319,261        2,238,317
  Improvements to leased premises                                                      583,043           71,105
                                                                               ---------------   --------------

                                                                                     3,902,304        2,309,422
  Less accumulated depreciation and amortization                                     1,689,590        1,208,030
                                                                               ---------------   --------------

NET IMPROVEMENTS AND EQUIPMENT                                                       2,212,714        1,101,392
                                                                               ---------------   --------------

OTHER
  Goodwill, net of accumulated amortization of
   $1,338,408 and $1,088,036                                                         1,481,636        1,843,008
  Covenants not to compete, net of accumulated
   amortization of $418,892 and $403,626                                               174,108          370,083
  Other intangible assets, net of accumulated
   amortization of $819,106 and $1,034,098                                           1,692,848          781,927
  Miscellaneous (Note 11)                                                              849,047          892,130
                                                                               ---------------   --------------

TOTAL OTHER ASSETS                                                                   4,197,639        3,887,148
                                                                               ---------------   --------------

                                                                               $    47,904,433    $  41,265,617
                                                                               ===============   ==============

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


December 31,                                                                              1994             1993
                                                                                --------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Payables
   Insurance companies                                                          $   31,559,820   $   27,998,807
   Customer advance payments                                                         2,137,937        1,430,111
   Other                                                                               598,603          574,174
  Accruals
   Taxes, other than on income                                                       2,566,699        2,408,403
   Compensation                                                                      2,097,202        1,770,699
   Other                                                                               210,666          616,823
  Current portion of long-term obligation (Note 4)                                     425,000                -
                                                                                --------------   --------------
TOTAL CURRENT LIABILITIES                                                           39,595,927       34,799,017

LONG TERM OBLIGATION, less current portion (Note 4)                                    425,000                -
                                                                                --------------   --------------

TOTAL LIABILITIES                                                                   40,020,927       34,799,017
                                                                                --------------   --------------

DEFERRED REVENUE                                                                     1,115,132          898,813
                                                                                --------------   --------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 8)

STOCKHOLDERS' EQUITY (Notes 5, 6 and 7)
  Common stock, $.0025 par - 7,500,000 shares
   authorized; 3,123,043 outstanding in 1994
   and 2,830,230 outstanding in 1993                                                     7,808            7,075
  Additional paid-in capital                                                         1,953,069          459,329
  Retained earnings                                                                  4,906,265        5,101,383
  Net unrealized loss on marketable securities                                         (98,768)               -
                                                                                --------------   --------------

TOTAL STOCKHOLDERS' EQUITY                                                           6,768,374        5,567,787
                                                                                --------------   --------------

                                                                                $   47,904,433    $  41,265,617
                                                                                ==============   ==============

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,                                               1994              1993               1992
                                                            --------------   ---------------  -----------------

COMMISSIONS AND FEES                                        $   52,363,586   $    44,924,237   $    39,131,000

COST OF COMMISSIONS AND FEES                                    22,745,536        19,878,228        17,088,265
                                                            --------------   ---------------   ---------------
GROSS PROFIT                                                    29,618,050        25,046,009        22,042,735
                                                            --------------   ---------------   ---------------

DIVISIONAL OPERATING EXPENSES                                   20,766,008        18,123,092        15,791,950
GENERAL AND ADMINISTRATIVE EXPENSES                              6,169,386         5,130,113         4,418,106
                                                            --------------   ---------------   ---------------

TOTAL OPERATING EXPENSES                                        26,935,394        23,253,205        20,210,056
                                                            --------------   ---------------   ---------------

OPERATING INCOME                                                 2,682,656         1,792,804         1,832,679

OTHER INCOME - NET (Note 9)                                        537,668           548,897           395,391
                                                            --------------   ---------------   ---------------

INCOME BEFORE TAXES ON INCOME                                    3,220,324         2,341,701         2,228,070

TAXES ON INCOME (Note 10)                                        1,453,000         1,036,000         1,014,500
                                                            --------------   ---------------   ---------------

NET INCOME                                                  $    1,767,324   $     1,305,701   $     1,213,570
                                                            ==============   ===============   ===============


EARNINGS PER SHARE                                          $          .57   $           .42   $           .39
                                                            ==============   ===============   ===============


       See accompanying summary of accounting policies and notes to consolidated financial statements.

                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1994, 1993 and 1992

                                        Common Stock      Additional                      Unrealized Loss
                                     ---------------         Paid-In            Retained    on Marketable
                                     Shares   Amount         Capital            Earnings       Securities           TOTAL
                                     ---------------      ----------            --------  ---------------           -----
BALANCE, January 1, 1992          2,827,230   $7,067      $  449,586         $ 3,430,279        $       -      $3,886,932

Less dividends paid ($.14 per
  share of common stock)                  -        -               -            (395,810)               -        (395,810)

Net income                                -        -               -           1,213,570                -       1,213,570
                                  ---------   ------      ----------         -----------         --------      ----------
BALANCE, December 31, 1992        2,827,230    7,067         449,586           4,248,039                -       4,704,692

Less dividends paid ($.16 per
  share of common stock)                  -        -               -            (452,357)               -        (452,357)

Shares issued upon exercise of
  stock options                       3,000        8           9,743                   -                -           9,751

Net income                                -        -               -           1,305,701                -       1,305,701

                                  ---------   ------      ----------         -----------         --------      ----------
BALANCE, December 31, 1993        2,830,230    7,075         459,329           5,101,383                -       5,567,787

Effect of adopting SFAS No. 115
  as of January 1, 1994, net of
  tax effect                              -        -               -                   -          125,883        125,883

Less dividends paid ($.18 per
  share of common stock)                  -        -               -            (509,459)               -       (509,459)

Shares issued in accordance with
  employee stock purchase plan        7,720       20          35,685                   -                -         35,705

Shares issued upon exercise of
  stock options                       2,000        5           6,495                   -                -          6,500

10% stock dividend issued (Note 5)  283,093      708       1,451,560          (1,452,983)               -           (715)

Net change in unrealized gain
  (loss) on marketable securities,
  net of tax effect                       -        -               -                   -         (224,651)      (224,651)

Net income                                -        -               -           1,767,324                -       1,767,324

                                  ---------   ------      ----------         -----------         --------      ----------
BALANCE, December 31, 1994        3,123,043   $7,808      $1,953,069         $ 4,906,265        $(98,768)      $6,768,374
                                  =========   ======      ==========         ===========        =========      ==========

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31,                                             1994               1993                1992
                                                          --------------     --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $    1,767,324     $    1,305,701     $     1,213,570
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Amortization of intangible assets                         1,094,043          1,036,537           1,040,177
     Depreciation and amortization                               645,227            378,911             291,204
     Deferred income taxes                                        46,700           (168,700)              5,000
     Loss on disposition of equipment                             22,430              3,617              18,618
     Loss (gain) on sale of marketable securities                 18,894            (96,128)             (4,022)
     Changes in assets and liabilities, net
      of effects from purchase transactions
        Increase in receivables                               (3,559,192)        (3,516,612)         (4,263,267)
        Decrease (increase) in prepaid
          expenses and other current assets                     (109,711)            77,548            (227,228)
        Decrease (increase) in miscellaneous assets               43,083           (250,549)           (145,914)
        Increase in payables                                   4,293,268          4,152,267           7,278,448
        Increase in accruals                                      78,642            601,160           1,732,946
        Increase (decrease) in deferred revenue                  216,319            794,492            (270,679)
                                                          --------------     --------------     ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      4,557,027          4,318,244           6,668,853
                                                          --------------     --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of marketable securities                183,587            309,953             304,140
  Purchase of improvements and equipment                      (1,778,979)          (542,214)           (470,142)
  Purchase of marketable securities                             (822,538)          (836,425)         (1,239,497)
  Payments for purchase of books of business                    (597,617)           (74,500)           (664,632)
                                                          --------------     --------------     ---------------

NET CASH USED IN INVESTING ACTIVITIES                         (3,015,547)        (1,143,186)         (2,070,131)
                                                          --------------     --------------     ---------------



                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31,                                             1994               1993                1992
                                                                    ----               ----                ----

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                (510,174)          (452,357)           (395,810)
  Proceeds from the issuance of common stock                      42,205              9,751                  -
  Reduction of long-term obligations                                   -           (450,000)           (950,000)
                                                          --------------     --------------     ---------------

NET CASH USED IN FINANCING ACTIVITIES                           (467,969)          (892,606)         (1,345,810)
                                                          --------------     --------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      1,073,511          2,282,452           3,252,912

CASH AND CASH EQUIVALENTS,
  beginning of year                                            9,296,749          7,014,297           3,761,385
                                                          --------------     --------------     ---------------

CASH AND CASH EQUIVALENTS,
  end of year                                             $   10,370,260     $    9,296,749     $     7,014,297
                                                          ==============     ==============     ===============

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES


                 BUSINESS                     The Company and its subsidiaries sell specialty insurance products and services as general agents and brokers to independent insurance agents through a network of branch offices located in a number of states. In addition, through subsidiaries, the Company provides premium financing on insurance coverages.

                 PRINCIPLES OF                The consolidated financial statements include the accounts of the Company and its
                 CONSOLIDATION                subsidiaries, all of which are wholly-owned. All significant intercompany accounts have been eliminated.

                 MARKETABLE                   The Company has adopted Statement of Financial Accounting Standards (SFAS) No.
                 SECURITIES                   115, "Accounting for Certain Investments in Debt and Equity Securities" as of
                                              January 1, 1994. In accordance with SFAS No. 115, prior years' financial statements have not been restated to reflect the change in accounting method. The effect of adopting SFAS No. 115, as of January 1, 1994, was to increase stockholders' equity (net of income taxes) by $125,883.

                                              At January 1, 1994, marketable equity and debt securities have been categorized as available-for-sale and as a result are stated at market value. At December 31,
                                              1994 and 1993 all marketable equity and debt securities are classified as current assets. Unrealized gains or losses, net of the tax effects, are included as a component of stockholders' equity until realized.

                                              At December 31, 1993, marketable equity securities were stated at the lower of aggregate cost or market. At December 31, 1993, marketable securities included in current assets had a market value of $3,736,863.

                 RECEIVABLES                  The Company considers all receivables to be fully collectible; as a result, no allowance for doubtful accounts is considered necessary. If amounts become uncollectible, they are charged to operations when that determination is made.

                                              Notes receivable arise from the Company offering short-term premium financing to insureds. Interest rates on premium financing contracts ranged from 8% to 18%
                                              (approximately 15% average in 1994) and the related interest is included in commissions and fees.

                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES




                 IMPROVEMENTS,                Improvements and equipment are stated at  cost. Depreciation is computed over the
                 EQUIPMENT AND                estimated useful lives of assets ranging  from three to ten years using accelerated
                 DEPRECIATION                 methods for both financial reporting and income tax purposes.

                 OTHER ASSETS                 Other assets include amounts assigned to goodwill, covenants not to compete, agency contracts and policyholder lists obtained in the acquisitions of "books of business." These intangibles are being amortized on a straight-line basis over two to five years, except for goodwill which is amortized over various periods not to exceed twelve years.

                 FIDUCIARY FUNDS              Premiums receivable from agents are reported as assets and premiums payable, net of commissions earned, to the insurance carriers are reported as liabilities.
                                              Premiums collected from agents and not yet remitted to the carriers are held in a fiduciary capacity and invested in short-term investments until remitted.

                                              Certain states require that funds be maintained in segregated accounts for the payment of specific liabilities. At December 31, 1994, cash and certificates of deposit of approximately $2,300,000 were restricted for the payment of such liabilities.

                 REVENUE                      Commissions are recognized when the insurance agents are invoiced. Commissions
                 RECOGNITION                  relating to return or additional premiums or adjustments are recognized when they occur.

                                              Profit-sharing commissions from insurance carriers are recognized when earned and reasonably estimatable. Some of the carriers may subsequently adjust the commissions based on actual policy experience. Adjustments resulting in overpayments are applied to future commissions based on the Company's agreement with individual carriers and are reflected as deferred revenue in the financial statements while underpayments from carriers are recorded as a receivable.


                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES





                 TAXES ON INCOME              Beginning in 1993, the financial statements reflect adoption of the liability method of accounting for income taxes pursuant to Statement of Financial
                                              Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Financial
                                              statements presented for 1992 reflect income taxes under the deferral method previously required. The cumulative effect as of January 1, 1993 of adopting SFAS
                                              No. 109 was insignificant.

                                              Deferred income taxes are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases and tax bases of the
                                              Company's assets and liabilities.

                 EARNINGS PER SHARE           Earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. The dilutive effect of the outstanding common stock options is included in the earnings per share calculation. The weighted average number of common shares outstanding was
                                              3,114,867, 3,111,580 and 3,110,503 for the years ended December 31, 1994, 1993 and 1992, respectively.

                                              Fully diluted earnings per share amounts are not presented because they are not materially dilutive.

                 STATEMENTS OF                For purposes of the statements of cash flows, the Company considers all money
                 CASH FLOWS                   market funds and certificates of deposit with an original maturity of three months or less to be cash equivalents.




                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 1.   MARKETABLE              The following information pertains to marketable equity securities and debt
                      SECURITIES              securities classified as available for sale at December 31, 1994:
                                                                                                             Gross
                                                                                           Aggregate    Unrealized     Aggregate
                                                                                                Fair       Holding          Cost
                                                                                               Value        Losses         Basis
                                              ----------------------------------------------------------------------------------
                                              Equities and Stock &
                                                Bond Mutual Funds                        $ 3,271,739    $   12,369  $  3,284,108
                                              Bonds and Bond Mutual Funds                    712,114       152,245       864,359
                                              ----------------------------------------------------------------------------------
                                              TOTAL                                      $ 3,983,853    $  164,614  $  4,148,467
                                              ==================================================================================

                                              Proceeds, gross realized gains, and gross realized losses from the sale of securities classified as available for sale for the year ended December 31, 1994, were $183,587, $3,601, and $22,495, respectively. For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification method.

                                              The unrealized gain (loss) on available-for-sale securities decreased by $374,418
                                              (before the effect of income taxes) for the year ended December 31, 1994.

                 2. LINE OF CREDIT            The Company has a $500,000 unsecured line of credit available with a bank.
                    AGREEMENTS                Borrowings under the line of credit are due on demand and bear interest at the bank's variable base rate. During the years ended December 31, 1994 and 1993, there were no borrowings under this agreement.

                                              One of the Company's subsidiaries has a $2,500,000 line of credit available with the bank to be utilized for insurance premium financing. Borrowings under the line of credit are due on demand, bear interest at the bank's variable base rate plus 1/4 percent, and are secured by substantially all of the Company's assets.
                                              During the years ended December 31, 1994 and 1993, there were no borrowings under this agreement.



                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                 3. EMPLOYEE                  The Company has established a retirement plan which allows employees to
                    BENEFIT PLAN              contribute a portion of their salaries under section 401(k) of the Internal
                                              Revenue Code. The Company has agreed to match 50% of the contributions of each employee up to 6% of the employee's salary with an annual cap of $3,000 per employee. In addition, the Company can make an additional contribution to the plan in an amount determined by the Board of Directors. These contributions are discretionary but may not exceed 12 percent of the annual aggregate compensation
                                              (as defined) paid to all participating employees. The expense for this plan for the years ended December 31, 1994, 1993 and 1992 was $243,784, $220,548, and
                                              $183,813, respectively.

                 4. LONG-TERM                 In connection with the acquisition of all the assets and book of business of a
                    OBLIGATION                broker in 1994, the Company entered into a promissory note payable for $850,000.
                                              This promissory note is non-interest bearing and requires payments of $425,000 in
                                              1995 and 1996.

                 5. STOCKHOLDERS'             On April 5, 1994, the Company declared a 10% common stock dividend to
                    EQUITY                    stockholders of record on April 19, 1994, distributed on May 5, 1994. Retained earnings and additional paid in capital were charged for $1,452,983 and
                                              $1,451,560, respectively, as a result of the issuance of 283,093 shares of the
                                              Company's common stock and cash of $715 paid in lieu of fractional shares. The weighted average number of shares outstanding and per share amounts have been restated for periods prior to the stock dividend.

                 6. EMPLOYEE STOCK            On July 1, 1994 the Company initiated an employee stock purchase plan whereby all
                    PURCHASE PLAN             full-time employees may withhold up to 10% of their earnings to purchase Company common stock. On each June 30 and December 31, the Company uses the withheld funds to purchase shares of stock at the then current market price. Accordingly, no compensation expense is recorded in connection with the plan. The shares to be sold to participants under this plan are authorized and unissued shares of the
                                              Company's common stock.


                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              The maximum number of shares available under this plan during all offerings is
                                              300,000 shares. Since the inception of the plan, employees had purchased a total of 7,720 shares at $4.625 per share. Total receipts to the Company were $35,705.

                 7. STOCK OPTIONS             On July 25, 1989, the stockholders approved the Company's 1989 Stock Option and
                                              Incentive Plan ("1989 Stock Option Plan") for the granting of incentive and non-qualified stock options and restricted stock awards to the officers, key employees and directors of the Company. A total of 412,500 shares of the
                                              Company's common stock has been reserved for issuance under the 1989 Stock Option
                                              Plan. Stock options may be granted under the plan at a price not less than the fair market value of the stock on the date the option
                                              is granted and must be exercisable by the date fixed by the Company, but not later than ten years after the date of grant. Stock options granted under the
                                              1989 Stock Option Plan are not generally exercisable until one year after they are granted, and the restrictions attached to the restricted stock awards do not normally expire until at least one year after the award is made.

                                              Changes in stock options outstanding are summarized as follows:
                                                                                                   Shares           Option Price
                                              ----------------------------------------------------------------------------------
                                              BALANCE, January 1, 1992                             16,500      $           2.95
                                                Granted                                                 -                     -
                                                Exercised                                               -                     -
                                                Expired or terminated                              (1,100)                 2.95
                                                                                                   ------      ----------------
                                              BALANCE, December 31, 1992                           15,400                  2.95
                                                Granted                                            22,000                  5.45
                                                Exercised                                          (3,300)                 2.95
                                                Expired or terminated                              (1,100)                 2.95
                                                                                                   ------      ----------------

                                              BALANCE, December 31, 1993                           33,000         2.95 and 5.45
                                                                                                   ------      ----------------


                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                   Shares          Option Price
                                              ---------------------------------------------------------------------------------
                                              BALANCE, December 31, 1993                           33,000         2.95 and 5.45
                                                Granted                                                 -                     -
                                                Exercised                                          (2,200)                 2.95
                                                Expired or terminated                                   -                     -

                                              BALANCE, December 31, 1994                           30,800      $  2.95 and 5.45
                                              =================================================================================
                                              EXERCISABLE, December 31, 1994                       30,800      $  2.95 and 5.45
                                              =================================================================================

                 8.  COMMITMENTS              LITIGATION
                     AND CONTINGENCIES
                                              At December 31, 1994, the Company is a defendant in several lawsuits. To the extent that the lawsuits may be found in favor of the plaintiffs, and to the extent that these matters may not be covered by the Company's errors and omissions insurance policy, the Company may be liable in these matters. In the opinion of management, such liabilities would not have a significant affect on the financial position of the Company.

                                              EMPLOYMENT AGREEMENTS

                                              The Company has certain agreements with branch managers, key employees and officers to award bonuses based upon earnings. Expenses incurred under these bonus arrangements approximated $1,306,000, $1,102,000 and $867,000 during the years ended December 31, 1994, 1993 and 1992, respectively.




                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              OPERATING LEASES

                                              The Company operates in leased office facilities in various locations under operating leases with terms ranging from one to seven years with renewal options for additional periods. Office equipment and vehicles are also leased for terms of up to four years. Many leases provide that the Company shall pay for real estate and personal property taxes, maintenance, insurance and other expenses.
                                              Future minimum rentals under non-cancelable operating leases as of December 31,
                                              1994 are as follows: 1995 - $1,655,000; 1996 - $1,223,000; 1997 - $1,103,000;
                                              1998 - $895,000; and 1999 - $753,000.

                                              Rent expense for the years ended December 31, 1994, 1993 and 1992 was $1,797,597,
                                              $1,831,356 and $1,452,440, respectively.


                 9. OTHER INCOME -            Other income - net is comprised of the following:
                    NET
                                              Year Ended December 31,                         1994          1993            1992
                                              ----------------------------------------------------------------------------------
                                              Interest and dividend income            $    556,562    $   452,322    $   388,603
                                              Net realized gains (losses) on the
                                                sale of marketable securities              (18,894)        96,128          4,022
                                              Miscellaneous                                      -            447          2,766
                                              ----------------------------------------------------------------------------------
                                              TOTAL OTHER INCOME - NET                $    537,668    $   548,897    $   395,391
                                              ==================================================================================

                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 10.  TAXES ON                Provisions for federal and state income taxes in the consolidated statements of
                      INCOME                  income are comprised of the following components:

                                              Year Ended December 31,                         1994          1993            1992
                                              ----------------------------------------------------------------------------------
                                              CURRENT TAX EXPENSE
                                                Federal                             $    1,179,000  $  1,062,000   $     855,000
                                                State and local                            227,300       142,700         154,500
                                              ----------------------------------------------------------------------------------
                                              TOTAL CURRENT                              1,406,300     1,204,700       1,009,500

                                              DEFERRED TAX (BENEFIT)
                                                EXPENSE - federal                           46,700      (168,700)          5,000
                                              ----------------------------------------------------------------------------------
                                              TOTAL TAXES ON INCOME                 $    1,453,000  $  1,036,000   $   1,014,500
                                              ==================================================================================

                                              Deferred tax assets are included with other current assets and are comprised of the following:
                                              December 31,                                    1994          1993            1992
                                              ----------------------------------------------------------------------------------
                                              Accrued compensation                  $      123,000   $   117,000    $    31,300
                                              Unrealized loss on marketable
                                                securities                                  56,000             -              -
                                              Intangibles                                   54,000             -              -
                                              Accrued lease termination fee                      -        60,000              -
                                              Accrued self-insured health
                                                expenses                                         -        37,000         14,000
                                              ----------------------------------------------------------------------------------
                                              GROSS DEFERRED TAX ASSETS                    233,000       214,000         45,300
                                              ----------------------------------------------------------------------------------
                                              Deferred tax assets valuation
                                                allowance                                        -             -              -
                                                                                    $      233,000   $   214,000    $    45,300
                                              ==================================================================================



                      H.W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                              Year Ended December 31,                         1994          1993            1992
                                              ----------------------------------------------------------------------------------
                                              INCOME TAXES AT STATUTORY
                                                RATE                                $    1,095,000  $    796,000   $     758,000

                                              INCREASE IN TAXES RESULTING FROM
                                                 State and local taxes, net of
                                                   federal income tax benefit              150,000        94,000         102,000
                                                 Amortization of goodwill                  123,000       123,000         141,000
                                                 Other                                      85,000        23,000          13,500
                                              ----------------------------------------------------------------------------------
                                              TOTAL TAXES ON INCOME                 $    1,453,000  $  1,036,000   $   1,014,500
                                              ==================================================================================
                                              EFFECTIVE TAX RATE                              45.1%         44.2%           45.5%
                                              ==================================================================================


                 11.  RELATED PARTY           At December 31, 1994 and 1993 the Company had a non-interest bearing receivable
                      TRANSACTIONS            of $697,663 and $614,029 due from a stockholder/officer's irrevocable trust. The receivable represents premium payments on split dollar life insurance policies on the stockholder/officer. The Company has a security interest in the policies to the extent of premiums advanced.

                 12.  MAJOR                   The Company acts as an intermediary between insurance carriers and independent
                      CUSTOMERS               insurance agents who use the Company to find insurance coverage for the agents'
                                              customers. No one insurance agent accounts for over ten percent of the Company's commissions and fees. However, the Company placed a significant amount of insurance coverage with one insurance carrier. Approximately 26%, 29% and 33% of the Company's commissions and fees for the years ended December 31, 1994, 1993 and 1992 were attributable to insurance placed with one insurance carrier.


                     H. W. KAUFMAN FINANCIAL GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 13.  SUPPLEMENTAL            Year Ended December 31,                         1994          1993            1992
                      DISCLOSURES OF
                      CASH FLOW               CASH PAID DURING THE YEAR FOR
                      INFORMATION
                                                Taxes on income                     $    1,683,299  $  1,086,216   $     721,052
                                                Interest                                    10,224        36,313          63,477
                                              ===================================================================================

                                              NON-CASH INVESTING AND FINANCING ACTIVITIES

                                              In 1994, the Company purchased all of the assets and book of business of a broker for $1,200,000. In conjunction with the acquisition, the Company issued a promissory note payable for $850,000 (see Note 4).

                 14.  SELECTED
                      QUARTERLY
                      FINANCIAL DATA
                      (UNAUDITED)

                                                                                                Three Months Ended
                                                                                -------------------------------------------------
                                                                                  March 31, June 30, September 30,  December 31,
                                              -----------------------------------------------------------------------------------
                                                                                  (Thousands of dollars, except per share data)
                                             1994
                                                Commissions and fees               $ 12,262  $13,442      $ 13,561     $ 13,099
                                                Gross profit                          6,794    7,651         7,916        7,257
                                                Net income                               93      433           832          409
                                                Earnings per share                      .03      .14           .26          .13
                                              ===================================================================================

                                              1993
                                                Commissions and fees               $ 10,288  $11,318      $ 11,616      $11,702
                                                Gross profit                          5,727    6,188         6,545        6,586
                                                Net income                               62      269           460          515
                                                Earnings per share                      .02      .09           .15          .17
                                              ===================================================================================

                     H. W. KAUFMAN FINANCIAL GROUP, INC.

                      AND ITS CONSOLIDATED SUBSIDIARIES



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    H. W. Kaufman Financial Group, Inc.
                                    -----------------------------------
                                                 Registrant




Date  August 29, 1995            /s/ Herbert W. Kaufman
      ---------------            ------------------------
                                 Herbert W. Kaufman
                                 President



Date  August 29, 1995            /s/ Gerald F. Wesolowski
      ---------------            ------------------------
                                 Gerald F. Wesolowski
                                 Chief Financial Officer

                                EXHIBIT INDEX



                                                                 SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER              DESCRIPTION                                      PAGE
- -------             -----------                                  ------------

  23          Consent of BDO Seidman, LLP



