Form 10-Q/A
period 1995-03-31
KAUFMAN H W FINANCIAL GROUP INC
filed 1995-08-30
CIK 54750

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-Q/A
                                  AMENDMENT 1

  x     Quarterly Report Under Section 13 or 15 (d) of the Securities
- -----   Exchange Act of 1934



    For Quarter Ended March 31, 1995          Commission File No. 1-10594

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                      -----------------------------------
             (exact name of registrant as specified in its charter)


               Michigan                                      38-1903339
       ------------------------                      --------------------------
       (State of Incorporation)                           (I.R.S. Employer
                                                         Identification No.)

30833 NORTHWESTERN HIGHWAY
SUITE 220
FARMINGTON HILLS, MI                                        48334
- ----------------------------------------                 ------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (810)  932-9000
                                                   ---------------

Indicated by a check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  __X__   No ____

As of April 25, 1995 there were 3,123,043 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates (604,316 shares) based upon the closing price of such stock on the American Stock Exchange on April 25, 1995 was approximately $3,323,738.

As of March 31, 1995 there were 3,123,043 shares of Common Stock at a par value of $.0025 per share issued and outstanding.

                      Documents Incorporated by Reference
                                      NONE
                                      -1-

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

In addition, on page 1, the number of shares of Common Stock outstanding as of April 25, 1995 is being amended to 3,123,043. The number of shares of Common Stock outstanding as of March 31, 1995 is also being amended to 3,123,043.

On page 7, the stockholders' equity in the first paragraph is being amended to $6,507,229.

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                         March 31,  December 31,*
LIABILITIES AND STOCKHOLDERS' EQUITY       1995        1994
- ------------------------------------   -----------  -----------
CURRENT LIABILITIES:
  Accounts payable:
   Insurance companies                 $30,757,597   $31,559,820
   Customer advance payments             2,628,123     2,137,937
   Other                                   650,620       598,603
  Accruals:
   Taxes, other than on income           1,543,378     2,566,699
   Compensation                            868,623     2,097,202
   Other                                   468,237       210,666
  Dividend Payable                         562,165          -0-
  Current portion of long-term debt      1,100,000       425,000
                                       -----------   -----------
   TOTAL CURRENT LIABILITIES            38,578,743    39,595,927
NOTE PAYABLE - LONGTERM DEBT               475,000       425,000
                                       -----------   -----------

   TOTAL LIABILITIES                    39,053,743    40,020,927

DEFERRED REVENUE                         2,266,501     1,115,132


STOCKHOLDERS' EQUITY:
  Common stock, $.0025 par - 7,500,000
   shares authorized; 3,123,043
   outstanding in 1995 and 3,123,043
   outstanding in 1994                       7,808         7,808
  Additional paid-in capital             1,953,069**   1,953,069
  Retained earnings                      4,499,529**   4,906,265
  Securities valuation                      46,823       (98,768)
                                       -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY           6,507,229     6,768,374
                                       -----------   -----------
                                       $47,827,473   $47,904,433
                                       ===========   ===========





 * Condensed from the 1994 Audited Financial Statements
** Additional paid-in capital and Retained earnings have been adjusted to reflect the 10% stock dividend distributed on May 5, 1994.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations

Liquidity and Capital Resources

On March 31, 1995, the Company's financial condition reflected working capital of $1,524,610, a tangible net worth of $2,056,907 and stockholders' equity of $6,507,229. This compares to a working capital of $1,433,875, a tangible net worth of $1,264,212, and stockholders' equity of $5,209,884, at March 31, 1994. During the past year, the Company had increased profits and received an additional $1,151,000 in Deferred Revenue. Working Capital remained relatively unchanged from March 31, 1995 compared to March 31, 1994. This was due to expenditures for Books of Business of $923,000. The Company has also spent additional funds in expanding its corporate-wide computer network.


Listed below are some important figures relating to the March 31, 1995 financials with their 1994 counterparts.

                                               MARCH 31,
Description                                1995           1994
- -----------                             -----------    -----------
Total Current Assets                    $40,103,353    $36,413,838

Total Assets                             47,827,473     42,628,792

Total Current Liabilities                38,578,743     34,979,963

Total Liabilities                        39,053,743     35,404,963

Retained Earnings                         4,499,529(1)   4,684,800

Total Stockholders' Equity                6,507,229      5,209,884

Gross Profit                              7,605,121      6,793,941

Net Income before Taxes                     513,223        297,876

Net Income after Taxes                      155,431         92,876

Net Income per Share                           $.05           $.03

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



                              H. W. Kaufman Financial Group, Inc.
                              -----------------------------------
                                          Registrant




Date August 29, 1995           /s/ Herbert W. Kaufman
    ----------------          -----------------------------------------
                              Herbert W. Kaufman
                              President




Date August 29, 1995           /s/ Gerald F. Wesolowski
    ----------------          -----------------------------------------
                              Gerald F. Wesolowski
                              Chief Financial Officer