Form 10-Q/A
period 1995-06-30
KAUFMAN H W FINANCIAL GROUP INC
filed 1995-08-30
CIK 54750

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


Indicated by a check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


As of August 4, 1995 there were 3,440,467 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates (672,622 shares) based upon the closing price of such stock on the American Stock Exchange on August 4, 1995 was approximately $5,107,268.


As of June 30, 1995 there were 3,440,467 shares of Common Stock at a par value of $.0025 per share issued and outstanding.

                      Documents Incorporated by Reference

                                      NONE

                             AMENDMENT DESCRIPTION


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

In addition, on page 1, the number of shares held by non-affiliates on August 4, 1995, is being amended to 672,622.

On the page 5 footnote, the May 5, 1995 date has been amended to May 5, 1994.

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS



                                             June 30,    December 31,*
LIABILITIES AND STOCKHOLDERS' EQUITY           1995           1994
                                           -----------   -------------
CURRENT LIABILITIES:
  Accounts payable:
   Insurance companies                     $36,553,474   $31,559,820
   Customer advance payments                 2,846,865     2,137,937
   Other                                       707,127       598,603
  Accruals:
   Taxes, other than on income               2,104,043     2,566,699
   Compensation                              1,680,678     2,097,202
   Other                                       301,907       210,666
  Current portion of long-term obligations     775,000       425,000
                                           -----------    ----------

TOTAL CURRENT LIABILITIES                   44,969,094    39,595,927

LONG TERM DEBT, LESS CURRENT PORTION           150,000       425,000

DEFERRED REVENUE                             2,266,501     1,115,132
                                           -----------    ----------

   TOTAL LIABILITIES                        47,385,595    41,136,059

STOCKHOLDERS' EQUITY:
  Common stock, $.0025 par - 7,500,000
   shares authorized; 3,440,467 shares
   outstanding in 1995 and 3,123,043
   shares outstanding in 1994                    8,601         7,808
  Additional paid-in capital                 3,743,027**   1,953,069**
  Retained earnings                          3,196,969**   4,906,265**
  Securities valuation                         119,246       (98,768)
                                           -----------    ----------

    TOTAL STOCKHOLDERS' EQUITY               7,067,843     6,768,374
                                           -----------   -----------
                                           $54,453,438   $47,904,433
                                           ===========   ===========





* Condensed from 1994 Audited Financial Statements
**Additional paid-in capital and Retained earnings have been adjusted to reflect the 10% stock dividend distributed on May 17, 1995 and the 10% stock dividend distributed on May 5, 1994.

                        PART I - FINANCIAL INFORMATION



Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations

Liquidity and Capital Resources

On June 30, 1995, the Company's Financial condition reflected working capital of $2,045,526, a tangible net worth of $2,915,808 and stockholders' equity of $7,067,843. This compares to working capital of $1,539,990, a tangible net worth of $1,916,059, and stockholders' equity of $5,605,713 at June 30, 1994. The improvement in working capital and tangible net worth reflects the continued profitability of the Company over the last year, and the $1,151,369 addition to Deferred Revenue during the 1st quarter of 1995. Financial highlights from the June 30, 1995 and 1994 financials are presented below:



                                                        JUNE 30,
Description                                    1995                  1994
- --------------------------------          --------------         -------------
    Total Current Assets                   $47,014,620            $41,529,602

    Total Assets                            54,453,438             48,034,270

    Total Current Liabilities               44,969,094             39,989,612

    Total Liabilities                       47,385,595             42,428,557

    Retained Earnings                        3,196,969*             3,664,903*

    Total Stockholders' Equity               7,067,843              5,605,713

    Gross Profit                            16,025,581             14,445,135

    Net Income before Taxes                  1,360,809              1,117,160

    Net Income after Taxes                     609,635                525,965

    Net Income per Share                          $.18                   $.15*




*Retained Earnings and Net Income per Share have been adjusted to reflect the 10% stock dividend distributed on May 17, 1995 and the 10% stock dividend distributed on May 5, 1994.

                      H. W. KAUFMAN FINANCIAL GROUP, INC.

                       AND ITS CONSOLIDATED SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             H. W. Kaufman Financial Group, Inc.

                                                       Registrant




Date August 29, 1995                         /s/ Herbert W. Kaufman
                                             -----------------------------------
                                             Herbert W. Kaufman
                                             President




Date August 29, 1995                         /s/ Gerald F. Wesolowski
                                             -----------------------------------
                                             Gerald F. Wesolowski
                                             Chief Financial Officer