Form 10-Q
period 1995-09-30
KAUFMAN H W FINANCIAL GROUP INC
filed 1995-11-13
CIK 54750

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q
  x   Quarterly Report Under Section 13 or 15(d) of the Securities
----- Exchange Act of 1934



For Quarter Ended September 30, 1995      Commission File No. 1-10594

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
             (exact name of registrant as specified in its charter)


             Michigan                               38-1903339
   ----------------------------                ---------------------
       (State of Incorporation)                 (I.R.S. Employer
                                                 Identification No.)

30833 NORTHWESTERN HIGHWAY
SUITE 220
FARMINGTON HILLS, MI                                     48334
----------------------------------------              ------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (810)  932-9000
                                                   -----------------

Indicated by a check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     ---
As of November 2, 1995 there were 3,440,467 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates (672,622 shares) based upon the closing price of such stock on the American Stock Exchange on November 2, 1995 was approximately $5,338,937.

As of September 30, 1995 there were 3,440,467 shares of Common Stock at a par value of $.0025 per share issued and outstanding.

                      Documents Incorporated by Reference

                                      NONE

                      H. W. KAUFMAN FINANCIAL GROUP, INC.


                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                          PAGE
 NUMBER

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements                                             3

              Consolidated Balance Sheets at                               4 - 5
              September 30, 1995 and December 31, 1994

              Consolidated Statements of Income for
              the nine months and the three months                             6
              ended September 30, 1995 and 1994


              Consolidated Statements of Cash Flows                        7 - 8
              for the nine months ended September 30,
              1995 and 1994


     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Consolidated
              Results of Operations                                       9 - 15



PART II.  OTHER INFORMATION

     ITEM 5.  Other Information                                          16 - 17

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

In the opinion of the Company's Management, the Financial Statements for three months and nine months ended September 30, 1995 and 1994 reflect all adjustments for normal recurring accruals which are necessary to present a fair statement of the results for the period then ended. It is suggested that these Financial Statements be read in conjunction with the audited, consolidated Financial Statements and notes thereto submitted in the Company's Form 10-K filing for the year ended December 31, 1994.

The results for the nine months ended September 30, 1995, are not necessarily indicative of the results of the entire year of 1995.

On April 17, 1995, the Company reported a 10% Stock Dividend payable to shareholders of record as of May 1, 1995. 311,977 additional shares of Common Stock were issued on May 17, 1995. The weighted average number of shares outstanding on the Consolidated Statements of Income only, have been adjusted to reflect the May 17, 1995 Stock Dividend.

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                       September 30,     December 31,*
                                           1995               1994
                                       ------------      -------------
                    ASSETS
                    ------

CURRENT:
  Cash and cash equivalents            $ 8,813,996       $10,370,260
  Marketable securities, market value
   Available-for-sale                    4,363,512         3,983,853
  Receivables:
   Trade                                25,269,419        23,575,263
   Notes                                 5,025,170         2,456,921
   Other                                   211,151           107,194
  Prepaid expenses and other current
   assets                                1,099,696         1,000,589
                                       -----------       -----------
        TOTAL CURRENT ASSETS            44,782,944        41,494,080
                                       -----------       -----------

IMPROVEMENTS AND EQUIPMENT:
  Furniture, fixtures and equipment      4,172,109         3,319,261
  Improvements to leased premises          592,293           583,043
                                       -----------       -----------
                                         4,764,402         3,902,304
  Less accumulated depreciation and
   amortization                         (2,323,539)       (1,689,590)
                                       -----------       -----------
       NET IMPROVEMENTS AND EQUIPMENT    2,440,863         2,212,714
                                       -----------       -----------

OTHER ASSETS:
  Goodwill, net of accumulated
    amortization of $1,576,300 and
    $1,338,408                           2,138,744         1,481,636
  Covenants not to compete, net of
    accumulated amortization of
    $540,083 and $418,892                  348,917           174,108
  Other intangible assets, net of
    accumulated amortization of
    $1,293,949 and $819,106              2,176,005         1,692,848
  Miscellaneous                            982,068           849,047
                                       -----------       -----------

       TOTAL OTHER ASSETS                5,645,734         4,197,639
                                       -----------       -----------

                                       $52,869,541       $47,904,433
                                       ===========       ===========

* Condensed from the 1994 Audited Financial Statements

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                         September 30,  December 31,*
                                             1995           1994
                                         ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
----------- --- ------------- ------

CURRENT LIABILITIES:
  Accounts payable:
   Insurance companies                   $33,812,312   $31,559,820
   Customer advance payments               2,314,961     2,137,937
   Other                                   1,253,694       598,603
  Accruals:
   Taxes, other than on income             2,354,586     2,566,699
   Compensation                            1,958,192     2,097,202
   Other                                     341,931       210,666
  Current portion of long-term obligation  1,024,816       425,000
                                         -----------   -----------
   TOTAL CURRENT LIABILITIES              43,060,492    39,595,927

NOTE PAYABLE - LONG TERM                     602,836       425,000

DEFERRED REVENUE                           1,151,369     1,115,132
                                         -----------   -----------
   TOTAL LIABILITIES                      44,814,697    41,136,059
                                         -----------   -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.0025 par - 7,500,000
   shares authorized; Outstanding
   3,440,467 in 1995 and 3,123,043
   in 1994                                     8,601         7,808
  Additional paid-in capital               3,743,027**   1,953,069**
  Retained earnings                        4,200,846**   4,906,265**
  Change in Fair Value of Investments        102,370       (98,768)
                                         -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY             8,054,844     6,768,374
                                         -----------   -----------
                                         $52,869,541   $47,904,433
                                         ===========   ===========




* Condensed from 1994 Audited Financial Statements
**Additional paid-in capital and Retained earnings have been adjusted to reflect the 10% stock dividend distributed on May 17, 1995 and the 10% stock dividend distributed on May 5, 1994.

                       H. W. KAUFMAN FINANCIAL GROUP INC.
                                AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME


                                   NINE MONTHS ENDED         THREE MONTHS ENDED
                                     SEPTEMBER 30,              SEPTEMBER 30,
                                   1995          1994          1995        1994
                               -----------   -----------   ----------- -----------
COMMISSIONS AND FEES           $44,181,777   $39,264,652   $15,476,498 $13,561,432
COST OF COMMISSIONS AND FEES    19,070,690    16,903,250     6,390,992   5,645,165
                               -----------    ----------   -----------  ----------
      Gross profit              25,111,087    22,361,402     9,085,506   7,916,267
                               -----------    ----------   -----------  ----------
DIVISIONAL OPERATING EXPENSES   17,299,877    15,425,227     5,861,386   5,128,322
GENERAL & ADMINISTRATIVE         5,435,687     4,873,688     1,814,471   1,624,174
                               -----------    ----------   -----------  ----------
     Total operating expenses   22,735,564    20,298,915     7,675,857   6,752,496
                               -----------    ----------   -----------  ----------
     Operating income            2,375,523     2,062,487     1,409,649   1,163,771
OTHER INCOME                       606,163       374,508       211,228     156,064
                               -----------    ----------   -----------  ----------
Income before income taxes       2,981,686     2,436,995     1,620,877   1,319,835
TAXES ON INCOME                  1,368,174     1,079,195       617,000     488,000
                               -----------    ----------   -----------  ----------
NET INCOME                     $ 1,613,512    $1,357,800   $ 1,003,877   $ 831,835
                               ===========    ==========   ===========  ==========
EARNINGS PER SHARE             $       .47    $      .40*  $       .29       $ .24*
                               ===========    ==========   ===========  ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING            3,447,096     3,426,163     3,450,457   3,426,709


Interim results are not necessarily indicative of the results of operations for a full year.

*Weighted average number of shares outstanding and earnings per share have been adjusted to reflect the 10% stock dividend distributed on May 5, 1994 and the 10% stock dividend distributed on May 17, 1995.

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                              1995          1994
                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $1,613,512    $1,357,800

  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Depreciation expense                      644,452       422,407
    Amortization of intangible assets         833,926       811,515
    Deferred income taxes                        --          22,827
    Decrease (increase) in accounts
     receivable                            (4,153,290)   (2,118,616)
    Decrease (increase) in prepaid expenses
     and other current assets                (182,649)      394,127
    Decrease (increase) in miscellaneous
     assets                                  (133,021)       24,927
    Increase (decrease) in accounts
     payable                                2,267,806     4,590,693
    Increase (decrease) in accrued
     expenses                                (421,726)     (195,847)
    Increase (decrease) in accrued
     income taxes                              48,000      (191,703)
    Abandonment of leasehold improvements         --         23,678
    Write-off of intangibles                      --         65,786
    (Gain) loss on sale of assets               7,147          --
    (Gain) loss on sale of marketable
     securities                               (16,000)       18,894
    Increase/(decrease) in deferred
     revenue                                   36,237       216,319
                                           -----------  -----------
        Net cash provided by
          operating activities                544,394     5,442,807
                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES;
  Proceeds from the sale of marketable
    securities                                204,443       183,587
  Proceeds from the sales of assets             2,500          --
  Purchase of marketable securities          (232,872)     (648,116)
  Purchase of books of business            (1,349,000)     (462,000)
  Purchase of improvements and equipment     (882,248)   (1,557,325)
  Cash received in Business acquisition     1,109,699         --
                                           -----------   -----------
        Net cash used by
          investing activities             (1,147,478)   (2,483,854)
                                           -----------   -----------

                      H. W. KAUFMAN FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Concluded)

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                              1995          1994
                                           ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                           $ (564,061)   $ (510,177)
  Proceeds from stock issuance                 35,881         6,501
  Reduction of Long Term Debt                (425,000)        --
                                           -----------   -----------
        Net cash used by
          financing activities               (953,180)     (503,676)
                                           -----------   -----------

NET INCREASE (DECREASE) IN CASH            (1,556,264)    2,455,277

CASH AND CASH EQUIVALENTS,
  beginning of year                        10,370,260     9,296,749
                                           -----------   -----------

CASH AND CASH EQUIVALENTS,
  end of period                           $ 8,813,996   $11,752,026
                                           ===========   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

   Cash paid during the nine months ended:
     Income taxes                          $1,000,000    $  710,000
     Interest                              $   11,896    $     --



NOTE: During the third quarter ending September 30, 1995, the Company purchased all of the Common Stock of a broker for $1,199,632. In conjunction with the acquisition, the Company acquired assets at fair value in the amount of $1,373,321 and assumed liabilities of $973,689. The Company paid $500,000 of the purchase price in the 3rd quarter of 1995 and issued notes payable for the remaining $699,632.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations

Liquidity and Capital Resources

On September 30, 1995, the Company's Financial condition reflects a working capital of $1,722,452, tangible net worth of $3,391,178 and stockholders' equity of $8,054,844. This compares to a working capital of $1,428,869, tangible net worth of $2,968,572, and stockholders' equity of $6,398,288 at September 30, 1994. The improvement in working capital and tangible net worth reflects the continued profitability of the Company over last year and the $1,151,369 addition to Deferred Revenue during the 1st Quarter of 1995.

Financial highlights from the September 30, 1995 and 1994 financials are presented below:

                                                SEPTEMBER 30,
Description                                1995               1994
-----------                             -----------        -----------
Total Current Assets                    $44,782,944        $40,856,031

Total Assets                             52,869,541         47,365,582

Total Current Liabilities                43,060,492         39,427,162

Total Liabilities                        44,814,697         40,967,294

Retained Earnings                         4,200,846(1)       4,496,738(1)

Total Stockholders' Equity                8,054,844          6,398,288

Gross Profit                             25,111,087         22,361,402

Net Income before Taxes                   2,981,686          2,436,995

Net Income after Taxes                    1,613,512          1,357,800

Net Income per Share                           $.47               $.40

NOTE (1): On April 5, 1994, the Board of Directors declared a 10% stock dividend payable to shareholders of record as of April 19, 1994. 283,093 additional shares of Common Stock were issued on May 5, 1994. On April 17, 1995, the Board of Directors declared a 10% stock dividend payable to shareholders of record as of May 1, 1995. 311,977 additional shares of Common
Stock were issued on May 17, 1995.   These transactions were treated for
accounting purposes as stock splits effected in the form of dividends. Retained earnings was charged $1,451,560 in 1994 and $1,754,091 in 1995, and, accordingly, credited to Additional Paid-in Capital, resulting, however, in no change from such transfer to Total Stockholders' Equity or Net Income.
                                      -9-

                         PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations (continued)

Results of Operations


The entitlement "Commission and Fees" on the Consolidated Statements of Income consist of three components, (1) commissions, (2) fees and (3) profit-sharing commissions and volume bonuses.

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

"Profit-sharing commissions and volume bonuses" are paid by several insurance carriers, but principally by one carrier, for whom the Company acts as a general agent. Profit-sharing commissions are based upon a ratio of the amount of premiums invoiced by the Company for insurance coverages placed with the applicable insurance carrier and the loss-experience of such insurance carriers under such coverages during the computation period. Because the volume of business placed with a carrier and loss-ratios vary from year to year, and because insurance carriers can and do unilaterally modify profit-sharing commissions to satisfy their own objectives, the amount of profit sharing commissions may vary dramatically from period to period. Volume bonuses are additional commissions paid by several carriers for increased sales. The recognition of the profit-sharing commissions and volume bonuses adds no additional costs to the Company's operations as all costs attributable to their generation have already been recorded when the policies are placed with the carrier. Accordingly, profit-sharing commissions and volume bonuses tend to impact heavily on gross profit.

Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations (continued)


Commissions and fees are recognized as revenue when the Company invoices the independent insurance agent for the insurance coverage placed for his client. Generally, the Company invoices the insurance agent only after a particular insurance coverage is "bound" (accepted by the insurance carrier and by the agent's client). Commissions and fees are recognized when invoiced and are not recognized incrementally over the period of the underlying insurance policy.
In other words, on a 12-month policy, the Company will recognize commissions and fees at the time the policy is invoiced, rather than recognizing 1/12 of the commission in each month that the policy is in force.

Profit-sharing commissions are recorded when received from insurance carriers. Some of the carriers may subsequently adjust the profit-sharing commissions based on actual policy experience. Adjustments resulting in underpayments are recorded as accounts receivable in the financial statements, while overpayments are reflected as deferred revenue and are applied to future profit-sharing commissions based on the Company's agreement with individual carriers.

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

                     PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Consolidated Results of Operations (continued)


Summaries of results of operations and comparisons for the comparable nine months ended September 30, 1995 and September 30, 1994; for the three months ended September 30, 1995 compared to the three months ended September 30, 1994; and for the three months ended September 30, 1995 compared to the three months ended June 30, 1995.

                                   Nine Months Ended           Percent
                         SEPTEMBER 30, 1995  SEPTEMBER 30, 1994 Change
                         ------------------  -------------------------
Commission & Fee Income      $44,181,777        $39,264,652    12.52 %
Cost of Commissions & Fees    19,070,690         16,903,250    12.82 %
Total Operating Expenses      22,735,564         20,298,915    12.00 %
Income Before Income Taxes     2,981,686          2,436,995    22.35 %
Net Income                     1,613,512          1,357,800    18.83 %


                                    Three Months Ended        Percent
                       SEPTEMBER 30, 1995  SEPTEMBER 30, 1994  Change
                       ------------------ ---------------------------
Commission & Fee Income      $15,476,498        $13,561,432    14.12 %
Cost of Commissions & Fees     6,390,992          5,645,165    13.21 %
Total Operating Expenses       7,675,857          6,752,496    13.67 %
Income Before Income Taxes     1,620,877          1,319,835    22.81 %
Net Income                     1,003,877            831,835    20.68 %



                                    Three Months Ended        Percent
                          SEPTEMBER 30, 1995   JUNE 30, 1995   Change
                          ------------------   ----------------------
Commission & Fee Income      $15,476,498       $15,349,483      0.83 %
Cost of Commissions & Fees     6,390,992         6,929,023     (7.77)%
Total Operating Expenses       7,675,857         7,782,873     (1.38)%
Income Before Income Taxes     1,620,877           847,586     91.23 %
Net Income                     1,003,877           454,203    121.02 %

At the third quarter ended September 30, 1995 the Company had 37 operating locations in 21 states compared to 34 in the quarter ended September 30, 1994. On September 26, 1995 the Company acquired Cravens, Dargan & Company and Cravens Dargan Energy & Marine Company, both of Houston, Texas.

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Commission and fee income increased $4,917,125 or 12.52% to $44,181,777 for the nine months ended September 30, 1995 from $39,264,652 for the nine months ended September 30, 1994. The increase reflects increased sales over last year at existing offices and the additional sales of the Illinois R. B. Jones/Burns & Wilcox office and the Gerry McLaughlin Agency which were acquired March 31, 1995 and February 15, 1995 respectively.

Profit sharing commissions in the nine months ended September 30, 1995 were $1,899,127 and accounted for approximately 4.3% of commission and fee revenue as compared to $1,710,876 or 4.4% of commissions and fees for the comparable period in 1994.

Gross profit increased $2,749,685 or 12.3% to $25,111,087 for the nine months ended September 30, 1995 as compared to $22,361,402 for the nine months ended September 30, 1994. Gross profit as a percentage of commission and fee income decreased to 56.8% for the nine months ended September 30, 1995 as compared to 57.0% for the comparable period in 1994, due primarily to increased commissions to agents.

Total operating expenses, including both divisional and general and administrative expenses, were $22,735,564 for the nine months ended September 30, 1995 compared to $20,298,915 for the nine months ended September 30, 1994. The aggregate dollar amount of total operating expenses increased due to higher insurance, payroll, and rent expense resulting from recent acquisitions and expansion of existing offices. Total operating expenses as a percentage of commission and fee income decreased to 51.5% for the nine months ended September 30, 1995 from 51.7% for the nine months ended September 30, 1994. Amortization expense for the nine months ended September 30, 1995 was $833,927 compared to $877,300 for the nine months ended September 30, 1994.

Other income was $606,163 for the nine months ended September 30, 1995 as compared to $374,508 in the comparable period in fiscal 1994. The increase was due to additional amounts invested and higher interest rates.

The Company's provision for income taxes for the nine months ended September 30, 1995 was $1,368,174 compared to $1,079,195 for the comparable period last year.

As a result of the forgoing factors, net income increased to $1,613,512 for the nine months ended September 30, 1995 from $1,357,800 for the nine months ended September 30, 1994.

                THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
Commission and fee income increased $1,915,066 or 14.12% to $15,476,498 for the three months ended September 30, 1995 compared to $13,561,432 for the three months ended September 30, 1994. The increase in commission and fee income is attributable to expanded sales of existing offices and the additional sales of the Illinois R. B. Jones/Burns & Wilcox office and the Gerry McLaughlin Agency which were acquired March 31, 1995 and February 15, 1995 respectively.

Profit sharing commissions in the three months ended September 30, 1995 were $1,117,497 and accounted for 7.2% of commission and fee income compared to $910,459 or 6.7% of commission and fee income for the three months ended September 30, 1994. Profit sharing commissions in the third quarter of fiscal 1995 and 1994 respectively, included the recognition of $1,115,132 and $898,813 of deferred revenue.

Gross profit increased to $9,085,506 for the three months ended September 30, 1995 from $7,916,267 for the three months ended September 30, 1994. Gross profit as a percentage of commission and fee income, was 58.7% in the three months ended September 30, 1995 compared to 58.4% for the three months ended September 30, 1994 due primarily to the effect of higher profit sharing commissions in the 3rd Quarter of 1995.

Total operating expenses, including both divisional and general and administrative expenses, were $7,675,857 for the three months ended September 30, 1995 compared to $6,752,496 for the comparable period last year. Total operating expenses as a percentage of commission and fee income decreased to 49.6% for the three months ended September 30, 1995 from 49.8% for the three months ended September 30, 1994. The aggregate dollar amount of total operating expenses increased due to higher insurance, payroll and rent expense. Amortization expense for the three months ended September 30, 1995 was $288,370 versus $259,937 for the comparable period last year.

Other income increased $55,164 to $211,228 for the three months ended September 30, 1995 compared to $156,064 for the comparable period last year. The increase was due to higher interest and dividend income.

The Company's provision for income taxes for the three months ended September 30, 1995 increased to $617,000 as compared to $488,000 for the three months ended September 30, 1994. The increase is due primarily to increased profitability in the third quarter of fiscal 1995 compared to the comparable period in fiscal 1994.

As a result of the forgoing factors, net income of $1,003,877 was recorded for the three months ended September 30, 1995 compared to $831,835 in the comparable period in fiscal 1994.

            THREE MONTHS ENDED SEPTEMBER 30, 1995 AND JUNE 30, 1995

Commission and fee income increased to $15,476,498 for the third quarter ended September 30, 1995 from $15,349,483 for the second quarter ended June 30, 1995. In the third quarter the Company recognized $1,117,497 in profit sharing commissions, of which $1,115,132 was from deferred revenue, versus $236,244 in profit sharing commissions in the second quarter.

Profit sharing commissions in the three months ended September 30, 1995 accounted for approximately 7.2% of commission and fee revenue compared to 1.5% for the three months ended June 30, 1995.

Gross profit for the three months ended September 30, 1995 was $9,085,506 compared to $8,420,460 for the three months ended June 30, 1995. The increase was primarily due to increased profit sharing commissions.

Gross profit as a percentage of commission and fee income was 58.7% for the quarter ended September 30, 1995 and 54.9% in the previous quarter.

Total operating expenses, including both divisional and general and administrative expenses, were $7,675,857 for the three months ended September 30, 1995 and $7,782,873 for the three months ended June 30, 1995.

Other income for the three months ended September 30, 1995 was $211,228 compared to $209,999 for the second quarter of fiscal 1995.

The Company's provision for income taxes was $617,000 for the third quarter ended September 30, 1995 compared to $393,383 in the previous quarter.

As a result of the forgoing factors, net income of $1,003,877 was recorded for the three months ended September 30, 1995 compared to income of $454,203 for the three months ended June 30, 1995.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 16, 1995, a lawsuit was commenced in the Circuit Court for the County of Oakland, Michigan, Case No. 95-499008-CZ, relating to the proposed merger and naming as defendants the Company, each of its Directors and AJK and Acquisition. The plaintiff is Richard N. Frank, and he purports to represent a class which includes shareholders of the Company other than the defendants. The complaint sets forth general allegations that, among others, the Directors breached their fiduciary duties to the shareholders by "grossly" undervaluing the Company and its shares, by failing to obtain a fair price and that Herbert W. Kaufman and Alan J. Kaufman agreed to set a low per share buy-out price and that each defendant aided and abetted the other in such attempt. The principal relief sought is a declaration as a class action and recovery of damages in an unspecified amount against all defendants, including attorney fees and all costs. The Company does not anticipate that this lawsuit will affect the consummation of the Merger and filed its answer to the lawsuit on July 7, 1995 denying the plaintiff's allegations. On November 8, 1995, pursuant to the Company's motion to dismiss the case, based upon the alleged prematurity of the plaintiff's filing before the merger has even occurred, the Circuit Court dismissed the plaintiff's action without prejudice to refile should the merger be consummated. The Company intends to contest it vigorously should it be refiled.

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



                              H. W. Kaufman Financial Group, Inc.

                                          Registrant




Date November 10, 1995         /s/ Herbert W. Kaufman
                              ---------------------------------
                              Herbert W. Kaufman
                              President




Date November 10, 1995         /s/ Gerald F. Wesolowski
                              ---------------------------------
                              Gerald F. Wesolowski
                              Chief Financial Officer

                                EXHIBIT INDEX




                                                        SEQUENTIALLY
EXHIBIT                                                   NUMBERED
NUMBER                   DESCRIPTION                        PAGE
-------                  -----------                    ------------
27   --    Financal Data Schedule
